Form 10-Q
period 1996-06-30
CRA MANAGED CARE INC
filed 1996-07-26
CIK 942136

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549



                                   FORM 10-Q



            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

              { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                            COMMISSION FILE 0-25856


                            CRA MANAGED CARE, INC.
            (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                       04-2658593
(State or other jurisdiction                               (I.R.S. employer
of incorporation or organization)                         identification No.)


312 UNION WHARF, BOSTON MASSACHUSETTS                            02109
(Address of principal executive offices)                      (Zip code)


      Registrant's telephone number, including area code: (617) 367-2163
                                                         ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes {X}     No{ }



At July 25, 1996, the registrant had outstanding an aggregate of 8,895,592 shares of its Common Stock, $.01 par value.

                            CRA MANAGED CARE, INC.


                                     INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I. FINANCIAL INFORMATION

Balance Sheet at December 31, 1995 and June 30, 1996 (Unaudited)                                   3

Statements of Operations (Unaudited) for the Three and Six Months ended June 30, 1995 and 1996     4

Statements of Cash Flow (Unaudited) for the Six Months Ended June 30, 1995 and 1996                5

Notes to Financial Statements (Unaudited)                                                          6

Management's Discussion and Analysis of Financial Condition and Results of Operation               8


PART II. OTHER INFORMATION                                                                         10

Signature                                                                                          11

EXHIBIT INDEX                                                                                      12

                            CRA MANAGED CARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                DECEMBER 31, 1995 AND JUNE 30, 1996 (UNAUDITED)

                                                                              DECEMBER 31,      JUNE 30,
                 ASSETS                                                           1995            1996
- ---------------------------------------------------------                     ------------   -------------
CURRENT ASSETS:
 Cash and cash equivalents                                                      $3,005,000     $28,927,000
 Accounts receivable, less allowance for doubtful
  accounts of $430,000 and $975,000 respectively                                26,380,000      31,840,000
 Prepaid expenses                                                                  629,000         583,000
 Prepaid taxes                                                                     319,000         940,000
                                                                              ------------   -------------
      Total current assets                                                      30,333,000      62,290,000
PROPERTY AND EQUIPMENT, AT COST                                                 11,732,000      16,983,000
 Less: Accumulated depreciation and amortization                                 5,864,000       9,995,000
                                                                              ------------   -------------
      Net property and equipment                                                 5,868,000       6,988,000
EXCESS OF COST OVER FAIR VALUE OF
 NET ASSETS ACQUIRED                                                                     -      19,734,000
OTHER ASSETS                                                                       355,000         375,000
                                                                              ------------   -------------
                                                                               $36,556,000     $89,387,000
                                                                              ============   =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------
CURRENT LIABILITIES:
 Revolving credit facilities                                                    $4,300,000     $         -
 Current portion of long-term debt                                               5,000,000          70,000
 Accrued interest expense                                                           18,000               -
 Accounts payable and accrued expenses                                           5,927,000       8,633,000
 Accrued payroll and related expenses                                            7,595,000       8,441,000
                                                                              ------------   -------------
      Total current liabilities                                                 22,840,000      17,144,000
LONG-TERM PORTION OF CAPITAL LEASES                                                      -          23,000
LONG-TERM DEFERRED TAX LIABILITIES                                               2,056,000       2,422,000
STOCKHOLDERS' EQUITY :
 Common stock                                                                       74,000          89,000
 Paid-in-capital                                                                36,839,000      90,141,000
 Retained deficit                                                              (25,253,000)    (20,432,000)
                                                                              ------------   -------------
      Total stockholders' equity                                                11,660,000      69,798,000
                                                                              ------------   -------------
                                                                               $36,556,000     $89,387,000
                                                                              ============   =============

      The accompanying notes are an integral part of these financial statements.

                            CRA MANAGED CARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996 (UNAUDITED)

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                        --------------------------------  ------------------------------
                                                1995             1996           1995            1996
                                        ---------------  ---------------  --------------  --------------
REVENUES                                    $36,125,000      $44,759,000     $71,055,000     $84,984,000
COST OF SERVICES                             30,212,000       36,747,000      59,757,000      70,169,000
                                        ---------------  ---------------  --------------  --------------
    GROSS PROFIT                              5,913,000        8,012,000      11,298,000      14,815,000
 GENERAL AND ADMINISTRATIVE EXPENSES          2,744,000        3,636,000       5,421,000       6,745,000
                                        ---------------  ---------------  --------------  --------------
    OPERATING INCOME                          3,169,000        4,376,000       5,877,000       8,070,000
  INTEREST EXPENSE, NET                         655,000          331,000       2,009,000         525,000
                                        ---------------  ---------------  --------------  --------------
    INCOME BEFORE INCOME TAXES                2,514,000        4,045,000       3,868,000       7,545,000
PROVISION FOR INCOME TAXES                    1,005,000        1,678,000       1,547,000       3,131,000
                                        ---------------  ---------------  --------------  --------------
NET INCOME BEFORE EXTRAORDINARY ITEMS         1,509,000        2,367,000       2,321,000       4,414,000
LOSS ON RETIREMENT OF DEBT, NET OF TAXES
 OF $1,610,000                              (2,460,000)                -     (2,460,000)               -
                                        ---------------  ---------------  --------------  --------------
NET INCOME (LOSS)                            ($951,000)      $ 2,367,000      ($139,000)     $ 4,414,000
                                        ===============  ===============  ==============  ==============

EARNINGS PER SHARE:
 NET INCOME BEFORE EXTRAORDINARY ITEMS      $      0.23            $0.29           $0.41           $0.56
                                        ===============  ===============  ==============  ==============
 LOSS ON RETIREMENT OF DEBT, NET OF TAX         ($0.38)      $         -         ($0.43)     $         -
                                        ===============  ===============  ==============  ==============
 NET INCOME (LOSS)                              ($0.15)            $0.29         ($0.02)           $0.56
                                        ===============  ===============  ==============  ==============

WEIGHTED AVERAGE SHARES OUTSTANDING           6,502,000        8,150,000       5,659,000       7,850,000
                                        ===============  ===============  ==============  ==============

  The accompanying notes are an integral part of these financial statements.

                                 CRA MANAGED CARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996 (UNAUDITED)

                                                                    1995          1996
                                                               ------------- ------------
CASH FLOWS FROM OPERATIONS:
 Net income                                                      ($139,000)     $4,414,000
 Items not requiring cash:
  Depreciation of property and equipment                            808,000      1,271,000
  Amortization of deferred finance costs and debt discount          228,000              -
  Provision for doubtful accounts                                         -        124,000
  Loss on retirement of debt                                      3,912,000              -
 Change in assets and liabilities:
  Accounts receivable                                           (1,821,000)    (3,652,000)
  Prepaid expenses, prepaid income taxes and deposits               108,000      (549,000)
  Accounts payable, accrued expenses and income taxes             (420,000)      2,623,000
                                                               ------------- -------------
   Cash flows from operations                                     2,676,000      4,231,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Focus and QMC3, net of cash acquired                      -   (21,080,000)
 Purchase of property and equipment                             (1,250,000)    (1,229,000)
                                                               ------------- -------------
   Cash flows used for investing activities                     (1,250,000)   (22,309,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving credit facilities                     5,000,000     24,700,000
 Payments under revolving credit facilities                     (4,716,000)   (29,000,000)
 Payments on Term Loan                                         (16,250,000)              -
 Payment on Senior Subordinated Notes                          (21,000,000)              -
 Payment on the Junior Subordinated Notes                                 -    (5,000,000)
 Payment on Capital Leases                                                -       (15,000)
 Net proceeds from the sale of Common Stock                      36,507,000     51,840,000
 Proceeds from the sale of Common Stock under employee
  stock purchase plan and stock option plans                              -      1,475,000
                                                               ------------- -------------
   Cash flows used for financing activities                       (459,000)     44,000,000
                                                               ------------- -------------
NET INCREASE IN CASH                                                967,000     25,922,000
                                                               ------------- -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      2,197,000      3,005,000
                                                               ------------- -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $3,164,000    $28,927,000
                                                               ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                   $2,385,000     $  606,000
 Income taxes paid                                               $1,842,000     $1,559,000

  The accompanying notes are an integral part of these financial statements.

                            CRA MANAGED CARE, INC.
                         Notes to Financial Statements

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operation and the financial statements and footnotes for the year ended December 31, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 1, 1996 and the Company's Prospectus for the sale of 2,500,000 shares of Common Stock filed with the Securities and Exchange Commission on June 4, 1996.

(1) ACQUISITIONS

On October 23, 1995, the Company acquired Alta Pacific Corporation, a workers' compensation case management company with eight offices in the state of Washington, with revenues of approximately $3,000,000, in a pooling of interests for 136,150 shares of Common Stock, or approximately $2,900,000 in value, based upon the market value of the stock on the acquisition date. This acquisition was not material to the Company's financial statements and the Company restated its retained earnings as of the acquisition date to reflect the net assets of Alta Pacific Corporation. As such, the results for the three and six months ended June 30, 1995 do not include the operating results of Alta Pacific Corporation.

On April 2, 1996, the Company purchased Focus HealthCare Management, Inc. ("Focus") from United HealthCare Corporation for $21,000,000 in cash. Focus, based in Brentwood, Tennessee, has built and maintains one of the nation's largest workers' compensation PPO networks, and last year had annual revenues of approximately $9,900,000. In order to finance this acquisition, the Company and First Union Bank signed an amendment to expand the Company's borrowing capacity under the Credit Facility to $40,000,000 under similar terms and conditions.

The acquisition of Focus has been accounted for by the Company as a purchase whereby the basis for accounting for Focus' assets and liabilities are based upon their fair values at the date of acquisition. The preliminary allocation of the purchase price to the assets and liabilities of Focus is as follows:

     Estimated purchase price including fees and expenses:         $21,555,000

     Purchase price allocated to:
              Current assets                                          1,795,000
              Property and equipment                                    929,000
              Other long term assets                                      5,000
              Current liabilities                                      (711,000)
              Long-term deferred tax liabilities                       (324,000)
              Long capital leases                                       (39,000)
                                                                    -----------
                     Net assets acquired                              1,655,000
                                                                    -----------
     Excess of cost over fair value of net assets acquired          $19,900,000
                                                                    -----------

The foregoing purchase price allocation is based upon preliminary information. The final purchase price allocation is contingent upon the final determination of the fair value of the net assets acquired on April 2, 1996, the date of acquisition. Based upon presently available information, the Company does not believe that the final purchase price allocation will materially differ from the preliminary allocation.

                            CRA MANAGED CARE, INC.
                         Notes to Financial Statements


(1) ACQUISITIONS (CONTINUED)

On May 29, 1996, the Company acquired all the outstanding capital stock of QMC3, Inc. ("QMC3") in exchange for 230,441 shares of the Company's Common Stock in a pooling of interest transaction, which was valued at approximately $8,500,000 as of the date of the acquisition agreement. QMC3, based in Denver, Colorado, is a leading managed care services company serving the automobile liability insurance market, and has been instrumental in helping to obtain the passage of legislation in Colorado and New York enabling the mandatory direction of medical care for automobile accident victims. QMC3 had annual revenues in 1995 of approximately $2,000,000. This acquisition, which was accounted for as a pooling of interests, was not material to the Company's financial statements and the Company restated its retained earnings to reflect the net assets of QMC3. As such, the results for the three and six months ended June 30, 1996 include the operating results of QMC3 subsequent to the acquisition date.

(2) SALE OF COMMON STOCK

In June 7, 1996 and June 17, 1996, the Company completed the sale of 2,875,000 shares of its Common Stock, including the exercise of the underwriters' over-allotment option, at a price of $46.00 per share. Of the aggregate shares of Common Stock sold, 1,200,000 were sold for the account of the Company generating net proceeds to the Company of approximately $51,840,000 and 1,675,000 shares were sold for account of certain stockholders of the Company. The Company used approximately $29,000,000 of the net proceeds to repay borrowings under the expanded Credit Facility with First Union Bank.


(3) SUPPLEMENTAL PRO FORMA EARNINGS

Supplemental pro forma earnings per share has been calculated as if (i) the acquisition of Focus had been consummated at January 1, 1996, (ii) the Company repaid all its outstanding debt at the beginning of 1996 (including the additional borrowings of $21,000,000 to acquire Focus) utilizing the net proceeds of $51,840,000 from the sale of 1,200,000 shares of Common Stock in June, 1996 and (iii) the excess proceeds from the sale of Common Stock, after the repayment of debt, were invested in financial instruments generating a return of 6.0%. Supplemental pro forma revenue, net income and earnings per share for the six months ended June 30, 1996 would have been $87,042,000 and $5,056,000 and $0.57, respectively. The supplemental pro forma weighted average number of shares of 8,850,000 is the actual weighted average number of shares of Common Stock and Common Stock equivalents outstanding plus the impact of the 1,200,000 shares of Common Stock that were sold.


(4) CREDIT FACILITY

On April 28, 1995, the Company entered into the $25,000,000 Credit Facility with First Union Bank. On March 29, 1996, the Company and First Union Bank signed an amendment to expand the Company's borrowing capacity under the Credit Facility to $40,000,000 under similar terms and conditions in order to finance the acquisition of Focus. Interest on borrowings under the Credit Facility are payable, at the Company's option, at First Union Bank's prime rate plus an additional percentage of up to 0.375%, or LIBOR plus an additional percentage of up to 1.875%, depending on certain financial criteria. The Credit Facility contains customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital expenditures and changes in control of the Company. At June 30, 1996, there were no borrowings under the Credit Facility.

                            CRA MANAGED CARE, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND FOOTNOTES FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND THE YEAR ENDED DECEMBER 31, 1995 CONTAINED IN THE COMPANY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 1, 1996 AND THE COMPANY'S PROSPECTUS FOR THE SALE OF 2,500,000 SHARES OF COMMON STOCK FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 4, 1996.

REVENUES

Revenues increased 23.9% in the second quarter of 1996 to $44,759,000 from $36,125,000 in the second quarter of 1995. Field case management revenues increased 14.7% in the second quarter of 1996 to $30,005,000 from $26,153,000 in the second quarter of 1995, while specialized cost containment revenues increased 48.0% in the second quarter of 1996 to $14,754,000 from $9,972,000 in the second quarter of 1995. Revenues increased 19.6% for the six months of 1996 to $84,984,000 from $71,055,000 for the six months of 1995. Field case management revenues increased 12.4% for the six months of 1996 to $58,770,000 from $52,264,000 for the six months of 1995 despite severe winter weather conditions in several parts of the country during the first quarter, while specialized cost containment revenues increased 39.5% for the six months of 1996 to $26,214,000 from $18,791,000 for the six months of 1995. The field case management revenue growth is attributable to the opening of 8 field case management offices associated with the acquisition of Alta Pacific Corporation in the fourth quarter of 1995, an additional five new offices in the second quarter of 1996 and growth in revenues from existing service locations. The specialized cost containment revenue growth is attributable to the acquisition of Focus and QMC3 in the second quarter of 1996 and continued growth in retrospective bill review and telephonic case management services in existing service locations.

COST OF SERVICES

Cost of services increased 21.6% in the second quarter of 1996 to $36,747,000 from $30,212,000 in the second quarter of 1995 due to an increase in revenues and the acquisition of Focus and QMC3. Cost of services as a percentage of revenue decreased to 82.1% in the second quarter of 1996 compared to 83.6% in the second quarter of 1995. Cost of services increased 17.4% for the six months of 1996 to $70,169,000 from $59,757,000 for the six months of 1995 due to an increase in revenues and the acquisition of Focus and QMC3. Cost of services as a percentage of revenue decreased to 82.6% for the six months of 1996 compared to 84.1% for the six months of 1995. This improvement is primarily the result of productivity gains in field case management services coupled with a continued shift in the Company's revenue mix towards specialized cost containment services, especially retrospective bill review, which historically had higher gross profit margins than revenues derived from field case management services.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 32.5% in the second quarter of 1996 to $3,636,000 from $2,744,000 in the second quarter of 1995, or 8.1% and
7.6% as a percentage of revenue for the second quarter of 1996 and 1995, respectively. General and administrative expenses increased 24.4% for the six months of 1996 to $6,745,000 from $5,421,000 for the six months of 1995, or 7.9% and 7.6% as a percentage of revenue for the six months of 1996 and 1995, respectively. The increase in general and administrative expenses in 1996 primarily was due to increased expenditures for marketing initiatives, additional investments in the information technology group and the acquisition of Focus.

INTEREST EXPENSE, NET

Interest expense, net decreased $324,000 in the second quarter of 1996 to $331,000 from $655,000 in the second quarter of 1995. Interest expense, net decreased $1,484,000 for the six months of 1996 to $525,000 from $2,009,000 for the six months of 1995. The decrease in interest expense, net in 1996 was due primarily to the repayment of the Term Loan and Senior Subordinated Notes with the proceeds from the sale of Common Stock on May 10, 1995, partially offset by interest expense on Credit Facility borrowings to finance the Focus acquisition until these borrowings were repaid with a portion of the proceeds from the Company's sale of Common Stock in June, 1996.

                            CRA MANAGED CARE, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the first three and six months of 1996 was $1,678,000 and $3,131,000, respectively, or an effective tax rate of 41.5%, compared to a tax provision for the three and six months of 1995 of $1,005,000 and $1,547,000, respectively, or an effective tax rate of 40%. The Company expects to continue to provide for its taxes at the higher effective tax rate for the remainder of the year.

LOSS ON RETIREMENT OF DEBT

The Company used the net proceeds ($36,507,000) from the Company's initial public offering on May 10, 1995, supplemented by borrowings under the New Credit Facility ($5,000,000) to repay fully the Term Loan ($16,250,000) and the Former Revolving Credit Facility ($4,226,000) under the former loan agreement with First Union Bank and the Senior Subordinated Notes ($21,000,000) issued to Whitney and First Union. The early repayment of this debt resulted in the Company recording a loss on the retirement of debt of $2,460,000 comprised of the write-off of associated deferred finance costs ($1,772,000), debt discount on the Senior Subordinated Notes ($2,140,000) and fees associated with the termination of the interest rate swaps previously required by the former loan agreement ($158,000), offset by a tax benefit of $1,610,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations were $4,231,000 and $2,676,000 for the six months of 1996 and 1995, respectively. During the first six months of 1996, working capital used $1,578,000 of cash primarily due to an increase in accounts receivable of $3,652,000 and an increase in prepaid expenses of $549,000 offset by an increase in accounts payable and accrued expenses of $2,623,000. Accounts receivable increased due to continued revenue growth while prepaid income taxes increased due to the Company recording a tax benefit of approximately $742,000 due to the exercise of options. Accounts payable and accrued expenses increased due to the timing of payments.

The Company used net cash of $21,080,000 in connection with the acquisitions of Focus and QMC3. The Company also used $1,229,000 of cash to purchase property and equipment during the first six months of 1996, the majority of which was spent on new computer and software technology.

On January 16, 1996 the Company retired the 10% Junior Subordinated Notes utilizing borrowings under the Credit Facility.

On March 28, 1996, the Company and First Union Bank signed an amendment to expand the Company's borrowing capacity under the Credit Facility to $40,000,000 under similar terms and conditions in order to finance the acquisition of Focus which was purchased for $21,000,000 in cash.

On June 4, 1996, and June 17, 1995, the Company sold an aggregate of 1,200,000 shares of its Common Stock, including the exercise of the underwriters' over-allotment option, at a price of $46.00 per share generating net proceeds to the Company of approximately $51,840,000. The Company used approximately $29,000,000 of the net proceeds to repay all of the outstanding borrowings under the expanded Credit Facility with First Union Bank.

The Company believes that existing cash and cash flow generated from operations will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months.

                            CRA MANAGED CARE, INC.


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securityholders.

A special meeting in lieu of the 1996 Annual Meeting of Stockholders of the Company was held on May 21, 1996. At such meeting, each of George H. Conrades and Jeffrey R. Jay were re-elected as directors of the Company for a 3 year term as follows: 5,266,236 shares of Common Stock voting in favor for each and 644 shares of Common Stock withheld for each. An amendment to the Company's 1994 Time Accelerated Restricted Stock Option Plan, pursuant to which the number of shares of Common Stock of the Company that could be granted thereunder was increased from 376,000 to 976,000, was approved as follows: 5,061,321 shares of Common Stock voted in favor of such amendment, 13,908 shares of Common Stock voted against such amendment and 1,110 shares of Common Stock abstained from such vote. Arthur Andersen LLP was ratified, confirmed and approved as the selected independent certified public accountants of the Company for the fiscal year 1996 as follows: 5,264,022 shares of Common Stock voted in favor, 1,600 shares of Common Stock voted against and 1,258 shares of Common Stock abstained. An amendment to the Articles of Organization of the Company to increase the number of authorized shares of Common Stock of the Company from 10,000,000 to 40,000,000 was approved as follows: 5,171,062 voted in favor, 0 shares of common Stock voted against and 0 shares of Common Stock abstained.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       Exhibit 11 - Calculation of Shares Used in Determining Earnings Per Share

(b) Reports on Form 8-K

Form 8-K, dated April 17, 1996, subsequently amended on Form 8-KA dated May 7, 1996, regarding the acquisition of Focus HealthCare Management, Inc., including audited financial statements for the three years ended December 31, 1995, consolidated pro forma statements of operations of the Company and Focus for the year ended December 31, 1995 and the three months ended March 31, 1996 and the consolidated pro forma balance sheet of the Company and Focus at March 31, 1996.

Form 8-K, dated June 25, 1996 regarding the acquisition of QMC3, Inc.

                            CRA MANAGED CARE, INC.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CRA MANAGED CARE, INC.



Date: July 25, 1996                  By:/s/ Joseph F. Pesce
    ---------------                  -------------------------------------------
                                     Joseph F. Pesce
                                     Vice President - Finance and Administration
                                      and Chief Financial Officer

                            CRA MANAGED CARE, INC.


                                 EXHIBIT INDEX

                                                                                                    Page
                                                                                                    ----
11(a) CRA Managed Care, Inc. - Calculation of Shares Used in Determining Earnings Per Share          13