Form 10-Q
period 1996-09-30
CRA MANAGED CARE INC
filed 1996-11-06
CIK 942136

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington D.C. 20549



                                   FORM 10-Q



             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


             / /  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                             COMMISSION FILE 0-25856


                              CRA MANAGED CARE, INC.
               (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                               04-2658593
 (State or other jurisdiction of         (I.R.S. employer identification No.)
  incorporation or organization)



 312 UNION WHARF, BOSTON MASSACHUSETTS                  02109
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

                          Yes /X/          No / /



At November 1, 1996, the registrant had outstanding an aggregate of 8,907,532 shares of its Common Stock, $.01 par value.

                           CRA MANAGED CARE, INC.


                                  INDEX

                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

Balance Sheet at December 31, 1995 and September 30, 1996 (Unaudited)       3

Statements of Operations (Unaudited) for the Three and Nine Months          4
ended September 30, 1995 and 1996

Statements of Cash Flow (Unaudited) for the Nine Months Ended
September 30, 1995 and 1996                                                 5

Notes to Financial Statements (Unaudited)                                   6

Management's Discussion and Analysis of Financial Condition and
Results of Operation                                                         8



PART II. OTHER INFORMATION                                                  11

Signature                                                                   12

EXHIBIT INDEX                                                               13

                             CRA MANAGED CARE, INC.
                           CONSOLIDATED BALANCE SHEETS
             DECEMBER 31, 1995 AND SEPTEMBER 30, 1996 (UNAUDITED)


                                                        DECEMBER      SEPTEMBER
                  ASSETS                                31, 1995      30, 1996
                  ------                                --------      ---------
CURRENT ASSETS:
  Cash and cash equivalents                           $ 3,005,000   $33,585,000
  Accounts receivable, less allowance for doubtful
    accounts of $430,000 and $1,119,000 respectively   26,380,000    32,395,000
  Prepaid expenses                                        629,000       512,000
  Prepaid taxes                                           319,000     1,173,000
                                                      -----------   -----------
          Total current assets                         30,333,000    67,665,000
PROPERTY AND EQUIPMENT, AT COST                        11,732,000    17,714,000
  Less: Accumulated depreciation and amortization       5,864,000    10,639,000
                                                      -----------   -----------
          Net property and equipment                    5,868,000     7,075,000
EXCESS OF COST OVER FAIR VALUE OF NET
  ASSETS ACQUIRED                                           -        19,568,000
OTHER ASSETS                                              355,000       386,000
                                                      -----------   -----------
                                                      $36,556,000   $94,694,000
                                                      -----------   -----------
                                                      -----------   -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
  Revolving credit facilities                         $ 4,300,000   $    -
  Current portion of long-term debt                     5,000,000        71,000
  Accrued interest expense                                 18,000        -
  Accounts payable and accrued expenses                 5,927,000     9,582,000
  Accrued payroll and related                           7,595,000     9,403,000
  Accrued income taxes                                      -            -
                                                      -----------   -----------
          Total current liabilities                    22,840,000    19,056,000
LONG-TERM PORTION OF CAPITAL LEASES                         -             6,000
LONG-TERM DEFERRED TAX LIABILITIES                      2,056,000     2,422,000
STOCKHOLDERS' EQUITY:
  Common stock                                             74,000        89,000
  Paid-in-capital                                      36,839,000    90,743,000
  Retained deficit                                    (25,253,000)  (17,622,000)
                                                      -----------   -----------
          Total stockholders' equity                   11,660,000    73,210,000
                                                      -----------   -----------
                                                      $36,556,000   $94,694,000
                                                      -----------   -----------
                                                      -----------   -----------


  The accompanying notes are an integral part of these financial statements.

                           CRA MANAGED CARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                      ------------------------    ---------------------------
                                          1995         1996           1995           1996
                                       -----------  -----------   -----------    ------------
REVENUES                               $36,826,000  $46,048,000   $107,881,000   $131,032,000
COST OF SERVICES                        30,843,000   37,812,000     90,600,000    107,981,000
                                       -----------  -----------   ------------   ------------
          GROSS PROFIT                   5,983,000    8,236,000     17,281,000     23,051,000
 GENERAL AND ADMINISTRATIVE EXPENSES     2,759,000    3,746,000      8,180,000     10,491,000
                                       -----------  -----------   ------------   ------------
   OPERATING INCOME                      3,224,000    4,490,000      9,101,000     12,560,000
  INTEREST (INCOME) EXPENSE, NET           251,000     (313,000)     2,260,000        212,000
                                       -----------  -----------   ------------   ------------
          INCOME BEFORE INCOME TAXES     2,973,000    4,803,000      6,841,000     12,348,000
PROVISION FOR INCOME TAXES               1,189,000    1,993,000      2,736,000      5,124,000
                                       -----------  -----------   ------------   ------------
NET INCOME BEFORE EXTRAORDINARY ITEMS    1,784,000    2,810,000      4,105,000      7,224,000
LOSS ON RETIREMENT OF DEBT, NET OF
  TAXES OF $1,610,000                       -              -        (2,460,000)         -
                                       -----------  -----------   ------------   ------------
NET INCOME                             $ 1,784,000   $2,810,000   $  1,645,000   $  7,224,000
                                       -----------  -----------   ------------   ------------
                                       -----------  -----------   ------------   ------------

EARNINGS PER SHARE:
  NET INCOME BEFORE EXTRAORDINARY ITEMS      $0.24        $0.31          $0.66          $0.87
                                       -----------  -----------   ------------   ------------
                                       -----------  -----------   ------------   ------------
  LOSS ON RETIREMENT OF DEBT, NET OF        -              -            ($0.40)           -
                                       -----------  -----------   ------------   ------------
                                       -----------  -----------   ------------   ------------
  TAXES NET INCOME                           $0.24        $0.31          $0.26          $0.87
                                       -----------  -----------   ------------   ------------
                                       -----------  -----------   ------------   ------------

WEIGHTED AVERAGE SHARES OUTSTANDING      7,351,000    9,084,000      6,223,000      8,261,000
                                       -----------  -----------   ------------   ------------
                                       -----------  -----------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                             CRA MANAGED CARE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

                                                          1995         1996
                                                      -----------   ----------
CASH FLOWS FROM OPERATIONS:
  Net income                                          $ 1,645,000   $ 7,224,000
  Items not requiring cash:
    Depreciation and amortization                       1,224,000     2,081,000
    Amortization of deferred finance costs and
     debt discount                                        228,000         -
    Provision for doubtful accounts                        50,000       183,000
    Loss on retirement of debt                          3,912,000         -
  Change in assets and liabilities:
    Accounts receivable                                (3,650,000)   (4,266,000)
    Prepaid expenses, prepaid income taxes
     and deposits                                         131,000      (722,000)
    Accounts payable, accrued expenses and
     income taxes                                      (2,656,000)    4,534,000
                                                      -----------  ------------
          Cash flows from operations                      884,000     9,034,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Focus and QMC3, net of cash
   acquired                                                 -       (21,080,000)
  Purchase of property and equipment                   (1,628,000)   (1,960,000)
                                                      -----------  ------------
          Cash flows used for investing activities     (1,628,000)  (23,040,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities          5,000,000    24,700,000
  Payments under revolving credit facilities           (4,916,000)  (29,000,000)
  Payments on Term Loan                               (16,250,000)       -
  Payment on Senior Subordinated Notes                (21,000,000)       -
  Payment on the Junior Subordinated Notes                 -         (5,000,000)
  Payment on Capital Leases                                -            (31,000)
  Net proceeds from the sale of Common Stock           36,507,000    51,840,000
  Proceeds from the sale of Common Stock under
   employee stock purchase plan and stock
   option plans                                            -          2,077,000
                                                      -----------  ------------
          Cash flows used for financing activities       (659,000)   44,586,000
                                                      -----------  ------------
NET INCREASE IN CASH                                   (1,403,000)   30,580,000
                                                      -----------  ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            2,197,000     3,005,000
                                                      -----------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $794,000   $33,585,000
                                                      -----------  ------------
                                                      -----------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $2,589,000      $676,000
  Income taxes paid                                    $2,940,000    $4,893,000


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


(1) ACQUISITIONS

On October 23, 1995, the Company acquired Alta Pacific Corporation, a workers' compensation case management company with eight offices in the state of Washington, with revenues of approximately $3,000,000, in a pooling of interests for 136,150 shares of Common Stock, or approximately $2,900,000 in value, based upon the market value of the stock on the acquisition date. This acquisition was not material to the Company's financial statements and the Company restated its retained earnings as of the acquisition date to reflect the net assets of Alta Pacific Corporation. As such, the results for the three and nine months ended September 30, 1995 do not include the operating results of Alta Pacific Corporation.

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

The acquisition of Focus has been accounted for by the Company as a purchase whereby the basis for accounting for Focus' assets and liabilities are based upon their fair values at the date of acquisition. The preliminary allocation of the purchase price to the assets and liabilities of Focus is as follows:


     Estimated purchase price including fees and expenses:       $21,555,000

     Purchase price allocated to:
          Current assets                                           1,795,000
          Property and equipment                                     929,000
          Other long term assets                                       5,000
          Current liabilities                                       (711,000)
          Long-term deferred tax liabilities                        (324,000)
          Long-term capital leases                                   (39,000)
                                                                 -----------
               Net assets acquired                                 1,655,000
                                                                 -----------
     Excess of cost over fair value of net assets acquired       $19,900,000
                                                                 -----------
                                                                 -----------

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

                            CRA MANAGED CARE, INC.
                        Notes to Financial Statements


(1) ACQUISITIONS (CONTINUED)

On May 29, 1996, the Company acquired all the outstanding capital stock of QMC3, Inc. ("QMC3") in exchange for 230,441 shares of the Company's Common Stock in a pooling of interest transaction, which was valued at approximately $8,500,000 as of the date of the acquisition agreement. QMC3, based in Denver, Colorado, is a leading managed care services company serving the automobile liability insurance market, and has been instrumental in helping to obtain the passage of legislation in Colorado and New York enabling the mandatory direction of medical care for automobile accident victims. QMC3 had annual revenues in 1995 of approximately $2,000,000. This acquisition, which was accounted for as a pooling of interests, was not material to the Company's financial statements and the Company restated its retained earnings to reflect the net assets of QMC3.
As such, the results for the three and nine months ended September 30, 1996 include the operating results of QMC3 subsequent to the acquisition date.

On October 29, 1996, the Company purchased Prompt Associates, Inc. ("Prompt") for approximately $30,000,000 in cash. Prompt, which is based in Salt Lake City, Utah, is one of the leading providers of hospital bill audit services to the group health payor community for claims that fall outside of an indemnity carrier's, TPA's or HMO's network of hospital or outpatient facilities. Prompt had annual revenues of approximately $10,000,000 for the year ended December 31, 1995. In order to finance this acquisition, the Company will utilize approximately $25,000,000 of its existing cash supplemented by borrowings of approximately $5,000,000 under the Company's existing $40,000,000 Credit Facility.

(2) SALE OF COMMON STOCK

On June 7, 1996 and June 17, 1996, the Company completed the sale of 2,875,000 shares of its Common Stock, including the exercise of the underwriters' over-allotment option, at a price of $46.00 per share. Of the aggregate shares of Common Stock sold, 1,200,000 were sold for the account of the Company generating net proceeds to the Company of approximately $51,840,000 and 1,675,000 shares were sold for account of certain stockholders of the Company. The Company used approximately $29,000,000 of the net proceeds to repay borrowings under the expanded Credit Facility with First Union Bank.

(3) SUPPLEMENTAL PRO FORMA EARNINGS

Supplemental pro forma earnings per share has been calculated as if (i) the acquisition of Focus had been consummated at January 1, 1996, (ii) the Company repaid all its outstanding debt at the beginning of 1996 (including the additional borrowings of $21,000,000 to acquire Focus) utilizing the net proceeds of $51,840,000 from the sale of 1,200,000 shares of Common Stock in June, 1996 and (iii) the excess proceeds from the sale of Common Stock, after the repayment of debt, were invested in financial instruments generating a return of 6.0%. Supplemental pro forma revenue, net income and earnings per share for the nine months ended September 30, 1996 would have been $133,090,000 and $7,8660,000 and $0.88, respectively. The supplemental pro forma weighted average number of shares of 8,928,000 is the actual weighted average number of shares of Common Stock and Common Stock equivalents outstanding plus the impact of the 1,200,000 shares of Common Stock that were sold.

(4) CREDIT FACILITY

On April 28, 1995, the Company entered into the $25,000,000 Credit Facility with First Union Bank. On March 29, 1996, the Company and First Union Bank signed an amendment to expand the Company's borrowing capacity under the Credit Facility to $40,000,000 under similar terms and conditions in order to finance the
acquisition of Focus.   Interest on borrowings under the Credit Facility are
payable, at the Company's option, at First Union Bank's prime rate plus an additional percentage of up to 0.375%, or LIBOR plus an additional percentage of up to 1.875%, depending on certain financial criteria. The Credit Facility contains customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital expenditures and changes in control of the Company. At September 30, 1996, there were no borrowings under the Credit Facility.

                           CRA MANAGED CARE, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND FOOTNOTES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND THE YEAR ENDED DECEMBER 31, 1995 CONTAINED IN THE COMPANY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 1, 1996 AND THE COMPANY'S PROSPECTUS FOR THE SALE OF 2,500,000 SHARES OF COMMON STOCK FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 4, 1996.

REVENUES
Revenues increased 25.0% in the third quarter of 1996 to $46,048,000 from $36,826,000 in the third quarter of 1995. Field case management revenues increased 14.4% in the third quarter of 1996 to $30,130,000 from $26,340,000 in the third quarter of 1995, while specialized cost containment revenues increased 51.8% in the third quarter of 1996 to $15,918,000 from $10,486,000 in the third quarter of 1995. Revenues increased 21.5% for the nine months of 1996 to $131,032,000 from $107,881,000 for the nine months of 1995. Field case management revenues increased 13.1% for the nine months of 1996 to $88,900,000 from $78,604,000 for the nine months of 1995 while specialized cost containment revenues increased 43.9% for the nine months of 1996 to $42,132,000 from $29,277,000 for the nine months of 1995. The field case management revenue growth is attributable to the acquisition of Alta Pacific Corporation in the fourth quarter of 1995, the opening of five offices during the first nine months of 1996 and growth in revenues from existing service locations. The specialized cost containment revenue growth is attributable to the acquisition of Focus on April 2, 1996 and QMC3 on May 29, 1996, the addition of 10 service locations during the first nine months of 1996, including the service locations associated with the Focus and QMC3 acquisitions, and continued growth in retrospective bill review and telephonic case management services in existing service locations.

COST OF SERVICES
Cost of services increased 22.6% in the third quarter of 1996 to $37,812,000 from $30,843,000 in the third quarter of 1995 due to an increase in revenues and the acquisition of Focus and QMC3. Cost of services as a percentage of revenue decreased to 82.1% in the third quarter of 1996 compared to 83.8% in the third quarter of 1995. Cost of services increased 19.2% for the nine months of 1996 to $107,981,000 from $90,600,000 for the nine months of 1995 due to an increase in revenues and the acquisition of Focus and QMC3. Cost of services as a percentage of revenue decreased to 82.4% for the nine months of 1996 compared to 84.0% for the nine months of 1995. This improvement in gross margins is primarily the result of productivity gains in field case management services coupled with a continued shift in the Company's revenue mix towards specialized cost containment services, especially retrospective bill review, which historically had higher gross profit margins than revenues derived from field case management services.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased 35.8% in the third quarter of 1996 to $3,746,000 from $2,759,000 in the third quarter of 1995, or 8.1% and 7.5% as a percentage of revenue for the third quarter of 1996 and 1995, respectively. General and administrative expenses increased 28.3% for the nine months of 1996 to $10,491,000 from $8,180,000 for the nine months of 1995, or 8.0% and 7.6% as a percentage of revenue for the nine months of 1996 and 1995, respectively. The increase in general and administrative expenses in 1996 primarily was due to increased expenditures for marketing initiatives, additional investments in the information technology group and the acquisition of Focus.

INTEREST (INCOME) EXPENSE, NET
Interest (income) expense, net decreased $564,000 in the third quarter of 1996 to interest income of $313,000 compared to interest expense of $251,000 in the
third quarter of 1995.   Interest expense, net decreased $2,048,000 for the nine
months of 1996 to $212,000 from $2,260,000 for the nine months of 1995. The decrease in interest expense, net in 1996 was due primarily to the repayment of the Term Loan and Senior Subordinated Notes with the proceeds from the sale of Common Stock in May of 1995 and the investment of excess proceeds of the Company's from the sale of Common Stock in June of 1996, partially offset by interest expense on Credit Facility borrowings to finance the Focus acquisition in April of 1996 until these borrowings were repaid with a portion of the proceeds from the Company's sale of Common Stock in June of 1996.

                          CRA MANAGED CARE, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS


PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the first three and nine months of 1996 was $1,993,000 and $5,124,000, respectively, or an effective tax rate of 41.5%, compared to a tax provision for the three and nine months of 1995 of $1,189,000 and $2,736,000, respectively, or an effective tax rate of 40%. The Company expects to continue to provide for its taxes at the higher effective tax rate for the remainder of the year.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations were $9,034,000 and $884,000 for the nine months of 1996 and 1995, respectively. During the first nine months of 1996, working capital used $454,000 of cash primarily due to an increase in accounts receivable of $4,266,000 and an increase in prepaid expenses of $722,000 offset by an increase in accounts payable and accrued expenses of $4,534,000. Accounts receivable increased due to continued revenue growth while prepaid income taxes increased due to the Company recording a tax benefit of approximately $1,082,000 due to the exercise of options. Accounts payable and accrued expenses increased due to the timing of payments.

The Company used net cash of $21,080,000 in connection with the acquisitions of Focus and QMC3. The Company also used $1,960,000 of cash to purchase property and equipment during the first nine months of 1996, the majority of which was spent on new computer and software technology.

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

                          CRA MANAGED CARE, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS



On October 29, 1996, the Company purchased Prompt Associates, Inc. ("Prompt") for approximately $30,000,000 in cash. Prompt, which is based in Salt Lake City, Utah, is one of the leading providers of hospital bill audit services to the group health payor community for claims that fall outside of an indemnity carrier's, TPA's or HMO's network of hospital or outpatient facilities. Prompt had annual revenues of approximately $10,000,000 for the year ended December 31, 1995. In order to finance this acquisition, the Company will utilize approximately $25,000,000 of its existing cash supplemented by borrowings of approximately $5,000,000 under the Company's existing $40,000,000 Credit Facility.

                          CRA MANAGED CARE, INC.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit 11 - Calculation of Shares Used in Determining Earnings Per Share

(b) Reports on Form 8-K
     There were no reports filed on Form 8-K during the third quarter of 1996.

                             CRA MANAGED CARE, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             CRA MANAGED CARE, INC.



Date: November 5, 1996                       By: /s/ Joseph F. Pesce      .
      ----------------                       ------------------------------
                                             Joseph F. Pesce
                                             Vice President - Finance and
                                               Administration and Chief
                                               Financial Officer

                             CRA MANAGED CARE, INC.


                                  EXHIBIT INDEX


                                                                 PAGE

11(a) CRA Managed Care, Inc. - Calculation of Shares
      Used in Determining Earnings Per Share                      14