Form 10-K405
period 1996-12-31
CRA MANAGED CARE INC
filed 1997-03-31
CIK 942136

                                SECURITIES AND EXCHANGE COMMISSION

                                       Washington D.C. 20549

                                            FORM 10-K

                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 1996
                                   Commission file 02-25856

                                    CRA MANAGED CARE, INC.
                   (Exact name of Registrant as specified in its charter)

         Massachusetts                                04-2658593
(State or other jurisdiction of          (I.R.S. employer identification No.)
 incorporation or organization)


        312 Union Wharf, Boston Massachusetts                      02109
        (Address of principal executive offices)                 (Zip code)
(Registrant's telephone number, including area code)

                               (617) 367-2163
      Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No/ /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

The aggregate market value of the voting stock held by non-affiliates of the Registrant totaled $313,209,000 (based on the closing price of the Company's Common Stock on The Nasdaq National Market on March 19, 1997).

As of March 19, 1997, the Registrant had outstanding an aggregate of 8,961,985 shares of its Common Stock, $.01 par value.

                 DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant's 1996 Annual Report to Stockholders are incorporated by reference into Part II and IV of this report.

Certain parts of the Registrant's definitive Proxy Statement dated April 4, 1997 are incorporated by reference into Part III of this report.

                             CRA MANAGED CARE, INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1996
                                     INDEX

PART I                                                                 PAGE
                                                                       ----
ITEM 1.  BUSINESS                                                         3

ITEM 2.  PROPERTIES                                                      17

ITEM 3.  LEGAL PROCEEDINGS                                               17

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OFSECURITY HOLDERS             18

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                             18

ITEM 6.  SELECTED FINANCIAL DATA                                         18

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                       18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     18

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                             19

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE  REGISTRANT             19

ITEM 11. EXECUTIVE COMPENSATION                                          19

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
         AND MANAGEMENT                                                  19

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  19

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K                                                        20

This document contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Reference is hereby made to Risk Factors contained later in this document that could cause actual results to differ materially from those contained in this document.

                                          PART I

ITEM 1. BUSINESS

CRA Managed Care, Inc. (the "Company" or "CRA") provides field case management and specialized cost containment services designed to reduce workers' compensation costs. The Company operates one of the largest field case management organizations in the United States, consisting of 118 field case management offices with approximately 1,125 field case managers who provide medical management and return to work services in 49 states and the District of Columbia. CRA also provides a broad range of higher margin specialized cost containment services, including utilization management, specialized preferred provider organization ("PPO") network management, telephonic case management and retrospective medical bill review services, that are designed to reduce costs associated with work-related injuries and automobile accident-related injuries. Revenues from specialized cost containment services comprised approximately 33.8% of revenues for 1996, up from approximately 27.1% for 1995. The Company markets its services to workers' compensation insurers, third-party administrators ("TPAs"), self-insured employers, and payors of automobile accident medical claims through a direct sales and marketing organization consisting of over 150 dedicated personnel. CRA currently has over 1,250 customers nationwide.

INDUSTRY OVERVIEW

Workers' compensation

Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Since their introduction in the early 1900s, these programs have been expanded to all fifty states and the District of Columbia. Each state is responsible for implementing and regulating its own program. Consequently, workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. According to statistics published in the 1994 and 1996 Workers' Compensation Year Books, employers in the United States incurred approximately $57.3 billion in total costs of workers' compensation in 1993 and approximately $22.8 billion in 1982.

Workers' compensation plans generally require employers to fund all of an employee's costs of medical treatment and a significant portion of lost wages, legal fees and other associated costs. Typically, work-related injuries are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee for medical treatment and, in many states, there is no lifetime limit on expenses. However, in exchange for providing this coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute. In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance.

Provider reimbursement methods vary on a state-by-state basis. A majority of states have adopted fee schedules pursuant to which all health care providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, health care providers are reimbursed based on usual, customary and reasonable ("UCR") fees charged in the particular state in which the services are provided.

Workers' compensation managed care services

The workers' compensation managed care services market is served by the Company and a small number of other competitors that offer a comprehensive line of workers' compensation managed care services on a nationwide basis. A large number of additional companies offer some managed care services on a limited geographic basis. The result is a fragmented market with what the Company believes is only a small number of companies offering a fully integrated and comprehensive approach to managing workers' compensation costs on a nationwide basis.

Workers' compensation managed care services broadly fall into two categories: field case management services and specialized cost containment services. Field case management services involve working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters. Field case management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work. Specialized cost containment services are designed to reduce the cost of workers' compensation claims through a variety of techniques such as first report of injury services, utilization management (precertification, concurrent review and retrospective bill review), telephonic case management, PPO network access, independent medical examinations ("IMEs"), peer reviews and hospital bill auditing.

Managed care techniques are intended to control the cost of health care services and to measure the performance of providers through intervention and on-going review of services proposed and actually provided. Managed care techniques were originally developed to stem the rising costs of group health medical care. Historically, employers were slow to apply managed care techniques to workers' compensation costs primarily because the aggregate costs are relatively small compared to costs associated with group health benefits and because state-by-state regulations related to workers' compensation are far more complex than those related to group health. However, in recent years, employers and insurance carriers have been increasing their focus on applying managed care techniques to control their workers' compensation costs.

Since workers' compensation benefits are mandated by law and are subject to extensive regulation, payors and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, workers' compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits. As a result, managing the cost of workers' compensation requires approaches that are tailored to the specific state regulatory environment in which the employer operates. Many states do not permit employers to restrict a claimant's choice of provider, making it difficult for employers to utilize managed care approaches characteristic of the group health insurance market. However, employers in 20 states currently have the right to direct employees to a specific primary health care provider during the onset of a workers' compensation case, subject to the right of the employee to change physicians after a specific period. Recently, a number of states have adopted legislation encouraging the use of workers' compensation managed care organizations ("MCOs") in an effort to allow employers to control their workers' compensation costs. MCO laws generally provide employers an opportunity to channel injured employees into provider networks. In certain states, MCO laws require licensed MCOs to offer certain specified services, such as utilization management, case management, peer review and provider bill review. Most of the MCO laws adopted to date establish a framework within which a company such as CRA can provide its customers a full range of managed care services for greater cost control.

CRA'S BUSINESS STRATEGY

The Company's objective is to expand and capitalize on its presence as a national provider of comprehensive managed care services to workers' compensation payors and take advantage of developing opportunities in related industries. The Company's strategy for achieving this objective is as follows:

Focus on Workers' Compensation Managed Care

The Company intends to continue its primary focus on providing workers' compensation managed care services to workers' compensation insurers, TPAs and self-insured employers. The Company believes that to serve this complex market, a core understanding of medical-related issues, a thorough understanding of return to work issues and techniques, and an in-depth understanding of the state-by-state regulatory environment is required. CRA has developed such expertise through its years of serving this market. CRA believes it can leverage its expertise as a highly skilled provider of workers' compensation managed care services to further expand its national market presence and increase its market share.

Increase National Accounts Penetration

The Company intends to increase its penetration of large, national payors by leveraging its broad-based workers' compensation expertise and its experience with its existing base of national accounts. Many large, national insurance carriers and self-insured employers are seeking workers' compensation managed care service providers that have the ability to provide services on a nationwide basis. These large payors want a comprehensive solution to their workers' compensation needs from a service provider that is adept at understanding and working with many different and complex state legislative environments. The Company's national organization of local service locations enables the Company to meet the needs of these large, national payors while maintaining the local market presence necessary to monitor changes in state-specific regulations and to facilitate case resolution through locally provided managed care services.

Cross-Sell Comprehensive Product Offering

The Company intends to capitalize on the relationships developed through its 118 office field case management network by aggressively cross-selling its specialized cost containment services to its existing customer base. CRA believes that it is one of a small number of companies with a comprehensive offering of workers' compensation managed care services. The Company complements its extensive field case management network with 70 service locations nationwide that provide one or more specialized cost containment services. Of the Company's approximately 1,250 case management customers, only approximately 20% are also utilizing the Company's specialized cost containment services. The Company believes that this low utilization rate among CRA's existing customers provides a significant opportunity to expand CRA's specialized cost containment business.

Emphasize Early Intervention

The Company intends to increase its marketing of early intervention services, such as first report of injury, precertification, telephonic case management and access to PPO networks. Early intervention enables the Company to promptly identify cases that have the potential to result in significant expenses and to take appropriate measures to control these expenses before they are incurred. In addition, the Company believes that providing early intervention services generally results in the Company obtaining earlier access to claims files, thereby improving the Company's opportunity to provide the full range of its managed care services.

Leverage Managed Care Expertise To Automobile Insurance Market

The Company intends to capitalize on the recent introduction of managed care techniques to the automobile insurance market through the recent acquisition of QMC3, Inc. ("QMC3"), a leading provider of managed care services to the automobile insurance market. CRA intends to leverage its existing presence in the automobile insurance market and its existing office infrastructure to efficiently expand the geographic coverage of automobile managed care services.

Execute Strategic Acquisitions

The Company will continue to seek complementary strategic acquisitions, such as Focus HealthCare Management, Inc. ("Focus"), QMC3 and Prompt Associates. Inc. ("Prompt"), to further expand its product offerings and enhance its opportunities for growth. While the Company currently maintains a broad offering of services, the evolution of the marketplace may give rise to opportunities in the workers' compensation and related industries.

SERVICES

CRA's services include both field case management services and specialized cost containment services.

Field Case Management Services

CRA provides field case management services to the workers' compensation insurance industry through case managers working at the local level on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters. The Company's services are designed to assist in maximizing medical improvement and, where appropriate, to expedite the employees' return to work through medical management and vocational rehabilitation services.

CRA's field case management services consist of one-on-one management of a work-related injury by the Company's approximately 1,125 field case managers serving 49 states and the District of Columbia from CRA's 118 local field case management offices. This service typically involves a case with a significant potential or actual amount of lost work time or a catastrophic injury that requires detailed management and therefore is referred out by the local adjuster to the local CRA marketer calling on that office. CRA field case managers specialize in expediting the injured employee's return to work through both medical management and vocational rehabilitation by working with all the interested parties in a work-related injury. Medical management services provided by CRA's field case managers include coordinating the efforts of all the health care professionals involved and increasing the effectiveness of the care being provided by encouraging compliance and active participation on the part of the injured worker. Vocational rehabilitation services include job analysis, work capacity assessments, labor market assessments, job placement assistance and return to work coordination. Field case management services represented approximately 76.0%, 72.9% and 66.2% of the Company's revenues for the years ended December 31, 1994, 1995, and 1996, respectively.

The Company believes that the following factors will contribute to the continued growth of its field case management services: (i) increased employer acceptance of field case management techniques due to greater exposure to the workers' compensation managed care market; (ii) earlier identification of individuals in need of field case management services due to increased utilization of the Company's specialized cost containment services, particularly early intervention services; and (iii) increased market share at the expense of smaller, undercapitalized competitors.

Specialized Cost Containment Services

In 1990, as part of the Company's strategy of providing a comprehensive range of services, CRA began broadening its business by providing a number of additional services focused directly on helping to reduce the medical costs associated with workers' compensation for its clients. Today, these specialized cost containment services include first report of injury service, utilization management (precertification, concurrent review and retrospective bill review), telephonic case management, PPO network access, IMEs, peer reviews and hospital bill auditing. By adding these services to CRA's traditional strength and national breadth in field case management, the Company now offers its clients an integrated workers' compensation managed care program. CRA is able to offer its services on a combined basis as a full service managed care program, beginning with the first report of injury and including all managed care services needed to manage aggressively the medical costs, temporary wage replacement payments and permanent disability payments associated with a work-related injury. CRA also offers each of its services on an unbundled basis. CRA's comprehensive approach to managing workers' compensation costs serves the needs of a broad range of clients, from local adjusters to national accounts. In addition to providing specialized cost containment services for work-related injuries and illnesses, the Company also provides similar services to payors of automobile accident medical claims and social security disability advocacy services to payors of long term disability. Specialized cost containment services collectively represented approximately 24.0%, 27.1% and 33.8% of the Company's revenues for the fiscal years ending December 31, 1994, 1995 and 1996, respectively.

The Company believes that the demand for specialized cost containment services will continue to increase due to a number of factors, including: (i) the increasing payor awareness of the availability of these techniques for managing workers' compensation costs; (ii) the perceived effectiveness of managed care techniques at reducing costs for group health insurance plans;
(iii) the verifiable nature of the savings that can be obtained by application of specialized cost containment techniques applicable to workers' compensation; and (iv) the broad applicability of these techniques to all injured employees, not just severely injured employees likely to be absent from work.

FIRST REPORT OF INJURY SERVICE. The Company provides a computerized first report of injury reporting service in which an employer or claims adjuster phones in all injuries as soon as they occur to the Company's centralized service center. Each report is electronically transferred or mailed to the state agency, the employer and the insurance company. This service assists in the timely preparation and distribution of state-mandated injury reports and also provides CRA and its customers with an early intervention tool to maximize control over workers' compensation claims.

UTILIZATION MANAGEMENT: PRECERTIFICATION AND CONCURRENT REVIEW. CRA's precertification and concurrent review services are used by clients to ensure that certain medical procedures are precertified by a CRA registered nurse and/or physician for medical necessity and appropriateness of treatment before the medical procedure can be performed. CRA's determinations represent only recommendations to the customer, the ultimate decision to approve or disapprove the request is made by the claims adjuster. Precertification calls are made by either the claimant or the provider to one of CRA's national utilization management reporting units. Once a treatment plan has been precertified, a CRA employee performs a follow-up call (concurrent review) at the end of an approved time period to evaluate compliance and/or discuss alternative plans.

UTILIZATION MANAGEMENT: RETROSPECTIVE BILL REVIEW. Through a sophisticated software program, CRA reviews and reduces its customers' medical bills (including hospital bills) to either the various state-mandated fee schedules for workers' compensation claims or a percentage of the UCR rates that exist in non-fee schedule states. Additionally, this automated retrospective bill review service enables clients to access certain PPO pricing schedules that represent additional savings below the fee schedules or UCR rates. The savings that accrue to CRA's clients for this service can be significant. Retrospective bill review also creates an important historical database for provider practice patterns and managed care provider compliance requirements. CRA provides retrospective bill review service from 38 service locations throughout the country, 11 of which are operated at a client location using CRA employees. The Company also establishes arrangements that enable customers to run the retrospective bill review service in-house by their own employees.

ACCESS TO PREFERRED PROVIDER NETWORKS. CRA provides its clients with access to PPO networks within all the markets CRA serves through one of its own PPOs, including its recently acquired Focus subsidiary, or by contracting with existing national or regional PPOs. These PPOs provide injured workers with access to quality medical care and pre-negotiated volume discounts, thereby offering CRA's clients the ability to influence, or in certain states to direct, their employees into the PPO network as a means of managing their work-related claims. In addition to providing a vehicle for managing the workers' compensation process, the discounts associated with these PPO arrangements generate additional savings through the retrospective bill review program described above. Focus' national network includes approximately 142,000 individual providers and 2,300 hospitals covering 36 states and the District of Columbia.

TELEPHONIC CASE MANAGEMENT. This service provides for short-duration (30 to 60 days) telephonic management of workers' compensation claims. The telephonic case management units accept first reports of injury, negotiate discounts with hospitals and other providers, identify care alternatives and work with injured employees to minimize lost time on the job. Each of the telephonic case management units is staffed with nurses who are experienced in medical case management. The telephonic case management units represent an important component of early intervention and act as a referral source of appropriate cases to CRA's local field case management offices. This service is offered from five locations across the country.

INDEPENDENT MEDICAL EXAMS. IMEs are provided to assess independently the extent and nature of an employee's injury or illness. CRA provides its clients with access to independent physicians who perform the IMEs from 17 of the Company's service locations and, upon completion, prepare reports describing their findings.

PEER REVIEWS. This service is provided by a physician, therapist, chiropractor or other provider who reviews medical files to confirm that the care being provided appears to be necessary and appropriate. The reviewer does not meet with the patient, but merely reviews the file as presented.

HOSPITAL BILL AUDITS. This service is provided by the Company's registered nurses who review hospital bills for appropriateness, relatedness and medical necessity. The nurse may subsequently negotiate fees and obtain discounts for prompt payment or inappropriate charges. Through its recently announced acquisition of Prompt, the Company has expanded its client base for hospital bill audits to include the group health payor community. Prompt is a leading provider of out-of-network bill review services to the group health payor community. These services reduce clients' costs by utilizing the Company's team of negotiators and proprietary data base systems to reprice inpatient hospital and outpatient facility bills on a line-by-line basis. Such bills are repriced to either a usual and customary rate, a PPO contract rate, or a combination thereof. Prompt operates offices in Frederick, Maryland and Salt Lake City, Utah, with 107 full time employees. Prompt has created a data base over the past seven years from the details of inpatient hospital and outpatient facility bills from across the country which has allowed it to standardize a high percentage of hospital charge codes for a significant number of such institutions.

AUTOMOBILE INSURANCE MANAGED CARE. The Company, through the acquisition of QMC3, has expanded its product line to offer an integrated service to the automobile insurance market that permits insurers to direct automobile accident victims into networks of medical providers. QMC3 currently provides this integrated service in Colorado and has produced significant savings for its insurance company clients since the initiation of its services. QMC3, in cooperation with a third party PPO, has been in discussions for more than a year with the State of New York Insurance Department regarding approval of this PPO as a certified provider of fully integrated managed care services to the New York automobile insurance market using QMC3 as its exclusive utilization review agent. The State of New York Insurance Department has approved this arrangement for the New York City metropolitan area and Long Island, effective as of June 1, 1996. Such an arrangement is the first to offer automobile insurance managed care services in New York. The Company and QMC3, in cooperation with the third party PPO, are continuing their discussions with the State of New York Insurance Department regarding further approvals for offerings of managed care services to automobile insurers in the balance of the State of New York. Services offered to the automobile insurance market include precertification, telephonic case management, direction of injured persons into specialized PPO networks, medical bill review and field case management.

CUSTOMERS

CRA has over 1,250 customers across the United States and Canada, including most of the major underwriters of workers' compensation insurance, large TPAs and self-insured employers. The Company's largest customer in 1996 accounted for approximately 5% of total revenue. The Company is compensated primarily on a fee-for-service basis. Although the Company has entered into written agreements with certain of its customers from time to time, it has not been the Company's historical practice to enter into written agreements with its customers. Accordingly, the Company's customers generally can elect to terminate their relationships with the Company on short notice.

SALES AND MARKETING

The Company actively markets its services primarily to workers' compensation insurance companies, TPAs and self-insured employers and groups. The Company also markets to the automobile insurance market, group health and long-term disability marketplaces, but to a significantly lesser degree. The Company's marketing organization includes over 150 full-time sales and marketing personnel. While the majority of CRA's current business is generated from workers' compensation insurance companies, self-insured employers (often in connection with a TPA) also have been an important source of business and the Company believes they will likely become more important in the future as larger corporations continue to evaluate self-insuring their workers' compensation programs.

Marketing of CRA's services occurs at both the local insurance company adjuster level for much of the field case management business as well as the corporate level for national managed care accounts and self-insured corporations where a more sophisticated sales presentation is required. The local marketing to insurance company adjusters for field case management referrals has been a critically important component of the Company's marketing strategy because of the decision-making authority that resides at the adjuster level and the relationship-driven nature of that portion of the business. However, with the advent of comprehensive managed care legislation, a more proactive environment for workers' compensation change and a more sophisticated product offered by CRA, the Company will continue to focus on the marketing of national headquarters offices of insurance companies and self-insured companies. CRA has a dedicated staff of national accounts salespeople responsible for marketing and coordinating a full selection of services to corporate offices.

QUALITY ASSURANCE

The Company regularly evaluates its quality of service delivery by means of audits of compliance with special instructions, completion of activities in a timely fashion, quality of reporting, identification of savings, accuracy of billing and professionalism in contacts with health care providers and the effectiveness of the Company's services. Audits are conducted on a nationwide basis for a particular customer or on a local office basis by selecting random files for review. A detailed report is generated outlining the audit findings and providing specific recommendations for service delivery improvements. When appropriate, follow-up audits are conducted to ensure that recommendations from the initial audit have been implemented.

COMPETITION

The workers' compensation managed care services market is fragmented, with a large number of competitors. CRA competes with numerous companies, including national managed care providers, insurance companies and HMOs. CRA's primary competitors are companies that offer one or more workers' compensation managed care services on a national basis. The Company also competes with numerous smaller companies which generally provide unbundled services on a local level where such companies often have a relationship with a local adjuster. Several large workers' compensation insurance carriers offer managed care services for their insurance customers either through the insurance carrier's own personnel or by outsourcing various services to providers such as CRA. The Company also competes to some degree with large HMOs, which, CRA believes, have historically focused their networks primarily on controlling health care costs rather than managing the process of returning an injured employee to work.

The Company believes that, as managed care techniques continue to gain acceptance in the workers' compensation marketplace, CRA's competitors will increasingly consist of nationally focused workers' compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Many of the Company's current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company.

Within the past few years, several states have experienced decreases in workers' compensation insurance premium rates. The Company believes that managed care and return to work services will continue to be necessary in the future to sustain and increase workers' compensation cost savings.

The Company competes on the basis of its specialized knowledge and expertise in the workers' compensation managed care services industry, effectiveness of services, ability to offer a range of services in multiple markets, information systems and price.

DATA PROCESSING

The Company uses computer systems to provide certain of its services and to provide accounting statements and financial reports. The Company uses licensed software from national vendors to maintain its financial records and perform other general business. The software used by the Company within its retrospective bill review operation is licensed from an independent third party software company pursuant to a non-exclusive license with a three-year term expiring February 1998, that may be terminated by either party upon six months' prior written notice.

GOVERNMENT REGULATION

General

The Company's business is conducted within a regulated environment. The Company's activities are regulated principally at the state level, which means that the Company must comply with regulatory requirements which differ from state to state. Although the laws affecting the Company's operations vary widely from state to state, these laws fall into four principal categories: (i) workers' compensation laws that restrict the methods and procedures that the Company may employ in its workers' compensation managed care programs or require licensor, certification or other approval of such programs; (ii) laws that require licensing, certification or other approval of businesses, such as the Company, that provide medical review services;
(iii) laws regulating the operation of managed care provider networks; and
(iv) proposed laws which, if adopted, would have as their objective the reform of the health care system as a whole, such as proposals to implement 24-hour health coverage using a single insurance plan for work-related and non-work-related health problems. Laws and regulations affecting the Company's operations change frequently. The Company believes that it is in material compliance with regulatory requirements applicable to its business.

Workers' Compensation Legislation

In performing workers' compensation managed care services, the Company must comply with state workers' compensation laws. Workers' compensation laws require employers to assume financial responsibility for medical costs, a portion of lost wages and related legal costs of work-related illnesses and injuries. These laws establish the rights of workers to receive benefits and to appeal benefit denials. The workers' compensation laws also regulate the methods and procedures which the Company may employ in its workers' compensation managed care programs. For example, workers' compensation laws prohibit medical co-payments and deductibles by employees. In addition, certain states restrict employers' rights to select health care providers and establish maximum fee levels for treatment of injured workers. See "-- Industry Overview."

In several states, recent workers' compensation reform legislation has eased to some degree these regulatory restraints on managed care for injured workers. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. In some instances, such health plans are required to obtain licensor, certification or other approvals to cover workers' compensation claimants. Because many health plans have the capacity to manage health care for workers' compensation claimants, such legislation may intensify competition in the market served by the Company.

    Within the past few years, several states have experienced decreases in the number of workers' compensation claims and the cost per claim, which have been reflected in workers' compensation insurance premium rate reductions in those states. The Company believes that these declines in workers' compensation costs are due principally to intensified efforts by payors to manage and control claims costs, to improve risk management by employers and to legislative reforms. If declines in workers' compensation costs occur in many states and persist over the long-term, such declines may have an adverse impact upon the Company's business and results of operations.

Specialized Cost Containment Services

Many of the Company's specialized cost containment services include prospective or concurrent review of requests for medical care or therapy. Approximately half of the states have enacted laws that require licensor, certification or other approval of businesses, such as the Company, that provide medical review services. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company's ability to compete with other available alternatives for health care cost control.

Use Of Provider Networks

The Company's ability to provide comprehensive workers' compensation managed care services depends in part on its ability to contract with or create networks of health care providers which share the Company's objectives. For some of its clients, the Company offers injured workers access to networks of providers who are selected by the Company for quality of care and pricing. New laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company may organize or acquire. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

Automobile Insurance Legislation

The automobile insurance industry, like the workers' compensation industry, is regulated on a state-by-state basis. While regulatory approval is not required for the Company to offer most of its services to the automobile insurance market, state regulatory approval is required in order to offer automobile insurers products that permit them to direct claimants into a network of medical providers. To date, only Colorado and New York have legislation that permits such direction of care and QMC3 offers this managed care service to automobile insurers in Colorado. QMC3, in cooperation with a third party PPO, has been in discussions for more than a year with the State of New York Insurance

Department regarding approval of this PPO as a certified provider of fully integrated managed care services to the New York automobile insurance market using QMC3 as its exclusive utilization review agent. The State of New York Insurance Department has approved this arrangement for the New York City metropolitan area and Long Island, effective as of June 1, 1996. Such an arrangement is the first to offer automobile insurance managed care services in New York. The Company and QMC3, in cooperation with the third party PPO, are continuing their discussions with the State of New York Insurance Department regarding further approvals for offerings of managed care services to automobile insurers in the balance of the State of New York. While the Company believes that approval from the State of New York Insurance Department will be forthcoming with respect to the remaining portions of the state, there can be no assurance that New York will issue such approval. In addition, no assurance can be given that other states will adopt legislation permitting such direction of care for automobile accident victims or, if such legislation is adopted, that the Company will be able to obtain regulatory approval to provide such services.

Health Care Reform

Increasing health care costs have caused the federal government and many states to advance health care reform proposals. One of the proposals being considered is 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers' compensation coverage to provide a single insurance plan for work-related and non-work-related health problems. Incorporating workers' compensation coverage into conventional health plans may adversely affect the market for the Company's services.

EMPLOYEES

As of December 31, 1996, the Company had approximately 2,725 employees. None of CRA's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

EXECUTIVE OFFICERS AND DIRECTORS

NAME                                                       AGE                           POSITION(S)
-----------------------------------------------------      ---      -----------------------------------------------------
Executive Officers
Donald J. Larson                                               46   President, Chief Executive Officer and Director
Joseph F. Pesce                                                48   Senior Vice President--Finance and Administration,
                                                                     Chief Financial Officer and Treasurer
John A. McCarthy, Jr.                                          38   Senior Vice President--Cost Containment Services and
                                                                    Corporate Development
Peter R, Gates                                                 45   Senior Vice President--Marketing and Sales
Anne E. Kirby                                                  43   Vice President--Marketing and Product Development


Directors
Lois E. Silverman                                              56   Chairman of the Board
George H. Conrades                                             58   Director
Jeffrey R. Jay, M.D.                                           38   Director
Mitchell T. Rabkin, M.D.                                       66   Director


 Executive Officers

Mr. Larson, a founder of the Company, has served as President and Chief Executive Officer of the Company since January 1, 1996 and as President and Chief Operating Officer of the Company since 1988. Prior to founding the Company, Mr. Larson held the position of New England Regional Manager at IntraCorp. Inc., a division of Cigna Corporation. Mr. Larson is a graduate of Boston College and Boston University.

Mr. Pesce has served as Senior Vice President--Finance and Administration since August 1996 and Chief Financial Officer and Treasurer of the Company since October 1994. Mr. Pesce served as Vice President--Finance and Administration of the Company from October 1994 to August 1996. From October 1981 to September 1994, Mr. Pesce held various financial positions with Computervision Corporation and its predecessor Prime Computer, Inc., including Director of Corporate Planning and Analysis, Director of Leasing, Corporate Controller, Treasurer and, most recently, Vice President--Finance and Chief Financial Officer. Prior to October 1981, Mr. Pesce held various financial positions with Compugraphic Corporation and GCA Corporation. Mr. Pesce is a graduate of Boston College and the Wharton School of Finance at the University of Pennsylvania.

Mr. McCarthy has served as Senior Vice President--Cost Containment Services and Corporate Development since August 1996. He previously served as Vice President--Cost Containment Services and Corporate Development since August 1994. From June 1992 to July 1994, Mr. McCarthy was Senior Vice President and Chief Financial Officer of MedChem Products, Inc., a manufacturer of specialty medical products. From March 1989 to June 1992, Mr. McCarthy was a Partner at Kaufman & Company, an investment banking firm. From August 1987 to February 1989, Mr. McCarthy was an Associate at Morgan Stanley & Co. Incorporated, an investment banking firm. Mr. McCarthy is a graduate of Lehigh University and Harvard Business School.

Mr. Gates has served as Senior Vice President--Marketing and Sales since August 1996. From May 1995 to July 1996, Mr. Gates was Vice President of Mercer Management Consulting. From January 1990 to January 1995, Mr. Gates was Manager of Business Development, and later General Manager of the x-ray business of GE Medical Systems. From April 1988 to December 1989, Mr. Gates was an independent management consultant and from July 1978 to April 1988, Mr. Gates was a Consultant and Vice President with Bain & Company, a management consulting firm. Mr. Gates is a graduate of Princeton University and Harvard Business School.

Ms. Kirby joined the Company in July 1979 and has served as Vice President -Marketing and Product Development since March 1990. From 1979 to 1990, Ms. Kirby served the Company in a variety of roles on a local and regional level, including Regional Vice President for the New England area. Prior to joining the Company, Ms. Kirby worked as a clinical nurse for Massachusetts General Hospital and managed a group medical practice in two different specialty areas. Ms. Kirby is a graduate of Boston College and the St. Louis University Accelerated Curriculum in Nursing.

Directors

Ms. Silverman, a founder of the Company, has served as the Chairman of the Board since March 1994 and served as its Chief Executive Officer from 1988 through January 1, 1996. Prior to founding the Company, Ms. Silverman held the position of Northeast Regional Manager at IntraCorp., a division of Cigna Corporation. Ms. Silverman is a director of Sun Healthcare Group, Inc. and CareGroup, Inc., parent corporation of Beth Israel Deaconess Medical Center, and serves as a Trustee of Simmons College and Overseer of Tufts Medical School. Ms. Silverman is a graduate of Beth Israel School of Nursing.

Mr. Conrades has served as a Director of the Company since June 1994. Mr. Conrades has been President and Chief Executive Officer of BBN Corporation since 1994 and has been Chairman of the Board of BBN Corporation since November 1995. From 1992 to 1994, Mr. Conrades was a partner in Conrades/Reilly Associates, a business consulting company. From 1961 to 1992, Mr. Conrades held a number of management positions with International Business Machines Corp., most recently as Senior Vice President for Corporate Marketing and Services. Mr. Conrades is also a director of BBN Corporation, Westinghouse Electric Corp. and Cubist Pharmaceuticals, Inc..

Dr. Jay has served as a Director of the Company since March 1994. Dr. Jay has been a General Partner of J. H. Whitney & Co., a venture capital firm, since September 1993. Dr. Jay has more than ten years experience in venture capital investing. Dr. Jay is a graduate of Harvard Business School and received his

M.D. from the Boston University School of Medicine. Dr. Jay also serves as a director of Advance ParadigM, Inc., Nitinol Medical Technologies, Inc. and several other private companies.

Dr. Rabkin has served as a Director of the Company since February 1995. From 1966 to September 1996, Dr. Rabkin served as Chief Executive Officer of Boston's Beth Israel Hospital, where he currently holds the rank of Professor of Medicine. Since October 1, 1996, Dr. Rabkin has been Chief Executive Officer of CareGroup, Inc., parent corporation of Beth Israel Deaconess Medical Center. Dr. Rabkin is a graduate of Harvard College and received his M.D. from Harvard Medical School.

Mr. Larson, Whitney, the Whitney Equity Fund and the Whitney Debt Fund have agreed to vote their shares in favor of the reelection of Ms. Silverman as a director of the Company for so long as Ms. Silverman continues to hold, directly or indirectly, at least 407,490 shares.

RISK FACTORS

Potential Adverse Impact Of Government Regulation

Many states, including a number of those in which the Company transacts business, have licensing and other regulatory requirements applicable to the Company's business. Approximately half of the states have enacted laws that require licensing of businesses which provide medical review services, such as the Company. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company's ability to compete with other available alternatives for health care cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company has organized and may organize in the future. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers. Regulation in the health care and workers' compensation fields is constantly evolving. The Company is unable to predict what additional government regulations, if any, affecting its business may be promulgated in the future. The Company's business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements. In addition, the automobile insurance industry, like the workers' compensation industry, is regulated on a state-by-state basis. While regulatory approval is not required for the Company to offer most of its services to the automobile insurance market, state regulatory approval is required in order to offer automobile insurers products that permit them to direct claimants into a network of medical providers.

Reliance On Data Processing And Licensed Software

Certain aspects of the Company's business are dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other computer problems could have a material adverse effect on the Company's business and results of operations. The software used by the Company within its medical bill review operation is licensed from an independent third party software company pursuant to a non-exclusive license with a three-year term expiring February 1998 that may be terminated by either party upon six months' prior written notice. While the Company has historically maintained a good relationship with the licensor, there can be no assurance that this software license will not be terminated or that the licensor will renew the license upon expiration. Although management believes that alternative software would be available if the existing license were terminated, such termination could be disruptive and could have a material adverse effect on the Company's business and results of operations.

Risks Related to Growth Strategy; Fluctuations In Operating Results

The Company's strategy is to continue its internal growth and, as strategic opportunities arise in the workers' compensation managed care industry and other related industries, to pursue additional acquisitions of, or relationships with, other companies. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from the Company's efforts to increase its market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for future strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated thereby could be completed. There can be no assurance that the Company will be able to integrate effectively into the Company the businesses that the Company has acquired or those that it may acquire in the future. In addition, such transactions are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of businesses and the diversion of management resources. There can be no assurance that any recent or future acquisition or other strategic relationship will not have an adverse impact on the Company's business or results of operations. If suitable opportunities arise in the future, the Company anticipates that it would finance such transactions, as well as its internal growth, through working capital or, in certain instances, through additional debt or equity financing. There can be no assurance, however, that such debt or equity financing would be available to the Company on acceptable terms when, and if, suitable strategic opportunities arise. In addition, the Company's quarterly and annual results have varied and may vary significantly in the future due to a number of factors, including the impact of current or proposed governmental regulations related to the Company's businesses, expenses associated with the Company's growth strategy, the Company's ability to integrate strategic acquisitions with existing operations, competitive pressures, the loss of key management personnel and customer acceptance of current and new products and services.

Possible Litigation And Legal Liability

The Company, through its utilization management services, makes recommendations concerning the appropriateness of providers' proposed medical treatment plans of patients throughout the country, and it could share in potential liabilities for adverse medical consequences. The Company does not grant or deny claims for payment of benefits and the Company does not believe that it engages in the practice of medicine or the delivery of medical services. There can be no assurance, however, that the Company will not be subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that the Company engages in the practice of medicine or the delivery of medical services. In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company's business or results of operations. The Company maintains professional liability insurance and such other coverages as the Company believes are reasonable in light of the Company's experience to date. There can be no assurance, however, that such insurance will be sufficient or available at reasonable cost to protect the Company from liability which might adversely affect the Company's business or results of operations.

Competition

The Company faces competition from large insurers, HMOs, PPOs, TPAs and other managed health care companies. The Company believes that, as managed care techniques continue to gain acceptance in the workers' compensation marketplace, CRA's competitors will increasingly consist of nationally focused workers' compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the ability to manage medical costs for worker's compensation claimants, such legislation may intensify competition in the market served by the Company. Many of the Company's current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company, and there can be no assurance that the Company will continue to maintain its existing performance or be successful with any new products or in any new geographical markets it may enter.

Changes In Market Dynamics

Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the capacity to manage health care for workers' compensation claimants, such legislation may intensify competition in the market served by the Company. Within the past few years, several states have experienced decreases in the number of workers' compensation claims and the average cost per claim which have been reflected in workers' compensation insurance premium rate reductions in those states. The Company believes that declines in workers' compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers and to legislative reforms. If declines in workers' compensation costs occur in many states and persist over the long-term, they may have an adverse impact on the Company's business and results of operations.

Importance Of Intellectual Property Rights

The Company has made significant investments in the development and maintenance of its proprietary data, including proprietary data base information acquired through the acquisition of Prompt. The Company does not own any patents or federally-registered copyrights relating to its databases. The Company relies largely on its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the confidentiality and trade secrecy of its proprietary data. Misappropriation of the Company's proprietary information or independent development of similar products may have a material adverse effect on the Company's competitive position.

Possible Volatility Of Stock Price

There have been significant fluctuations in the market price for the Company's Common Stock. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market, and announcements of innovations or acquisitions by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have particularly affected companies in the health care and managed care markets, resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Common Stock.

Dependence Upon Key Personnel

The Company is dependent to a substantial extent upon the continuing efforts and abilities of certain key management personnel. In addition, the Company faces competition for experienced employees with professional expertise in the workers' compensation managed care area. The loss of, or the inability to attract, qualified employees could have a material adverse effect on the Company's business and results of operations.

Concentration Of Ownership

At February 28, 1997, the Company's officers, directors, principal stockholders and their respective affiliates own approximately 16.3% of the outstanding Common Stock. As a result, these stockholders, if acting together, would be able to exert substantial influence over the Company and matters requiring approval by the stockholders of the Company, including the election of directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

Company Does Not Anticipate Paying Dividends

The Company does not anticipate paying any cash dividends in the foreseeable future. In addition, the Credit Facility limits the payment of dividends. Accordingly, it is not anticipated that holders of the Common Stock will receive any current income with respect to their shares of Common Stock for the foreseeable future.

Anti-Takeover Effect Of Charter Provisions, By-Laws And State Laws; Possible Adverse Effects Of Issuance Of Preferred Stock

The Company's Amended and Restated Articles of Organization and By-Laws, as well as Massachusetts law, contain provisions that could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company's Common Stock, which could make the payment of a premium to shareholders in connection with a change in control less likely, and increase the difficulty of removing incumbent management and board members. In addition, such provisions could limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. The Board of Directors is authorized to issue, without stockholder approval, Preferred Stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of Common Stock. Although the Company has no current plans to issue any shares of Preferred Stock, the issuance of Preferred Stock or rights to purchase Preferred Stock could be used to discourage an unsolicited acquisition proposal. The Board of Directors is divided into three "staggered" classes, with each class serving for a term of three years. Dividing the Board of Directors in this manner increases the difficulty of removing incumbent members and could discourage a proxy contest or the acquisition of a substantial block of the Company's Common Stock. Massachusetts law contains certain anti-takeover provisions, including a so-called Business Combination Statute that restricts certain stockholders that own (together with their affiliates) 5.0% or more of the outstanding voting stock of a Massachusetts corporation from engaging in certain business combinations with such corporation and a so-called Control Share Statute that limits any person or entity that has acquired 20% or more of a corporation's stock from voting such shares unless the corporation's stockholders, other than such acquiring person or entity, authorize such voting rights by a vote of the holders of the majority of stock of the corporation entitled to vote on such matters. Such provisions of Massachusetts law could have the effect of discouraging a potential acquiror from making an offer for the Common Stock, which would make the payment of a premium to stockholders in connection with a change in control less likely, and could increase the difficulty of removing incumbent management and board members.

ITEM 2. PROPERTIES

The Company's principal corporate office is located in Boston, Massachusetts. The Company leases the 11,000 square feet of space in this site pursuant to a lease agreement expiring in 2003. The Company also leases all of its offices located in 49 states and three Canadian provinces. Thirteen of the Company's offices are leased from Colonial Realty Trust, of which Ms. Silverman and Mr. Larson are the trustees and beneficiaries. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1996, no matter was submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Nasdaq National Market is the principal market in which the Company's Common Stock is traded under the symbol "CRAA". At March 14, 1997, there were approximately 700 stockholders of record of the Company's Common Stock. The quarterly market prices subsequent to the Company's initial public offering on May 3, 1995 were as follows:


                                                                               HIGH        LOW
                                                                             ---------  ---------
1995
Second Quarter                                                               $   25.00  $   16.50
Third Quarter                                                                $   24.50  $   19.00
Fourth Quarter                                                               $   24.50  $   20.75
1996
First Quarter                                                                $   36.75  $   22.13
Second Quarter                                                               $   47.00  $   34.00
Third Quarter                                                                $   56.75  $   33.00
Fourth Quarter                                                               $   58.38  $   42.50



The Company has neither declared nor paid cash dividends on its Common Stock during 1996. The Company intends to retain all of its earnings to finance the development and expansion of its business and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company, will be subject to applicable law and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors. In addition, the Company's existing credit facility limits the payment of dividends on the Company's Common Stock to 25% of the Company's consolidated net income each fiscal year, subject to continued compliance with the financial covenants contained in the credit facility.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data appears on page 38 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

"Management Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 20 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which are included on pages 22 through 39 of the 1996 Annual Report to Stockholders, together with the "Report of

Independent Accountants" on page 21 of the 1996 Annual Report to Stockholders and unaudited supplementary data that is included in Note 14--Selected Quarterly Operating Results (Unaudited) on page 39 of the 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Upon the recommendation of the Company's Board of Directors, effective December 5, 1994, the Company engaged Arthur Andersen LLP to serve as the Company's independent accountants, dismissing KPMG Peat Marwick LLP. KPMG Peat Marwick LLP's report on the Company's financial statements for the years ended December 31, 1992 and 1993 did not contain an adverse opinion or disclaimer of opinion nor were any reports qualified or modified as to uncertainty, audit scope or accounting principles. The change in independent accountants did not result from any disagreement between the Company and KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the captions "Election of Directors" and "Information Concerning the Board of Directors" in the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 4, 1997, is incorporated herein by reference. See ITEM 1 "Executive Officers and Directors" for information concerning the Company's executive officers and Directors.

ITEM 11. EXECUTIVE COMPENSATION

Information contained under the captions "Executive Compensation" in the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 4, 1997, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND
OFFICERS

Information contained under the captions "Security Ownership of Certain Beneficial Owners, Directors And Officers" in the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 4, 1997, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the captions "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 4, 1997, is incorporated herein by reference.
                                       19

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of CRA Managed Care, Inc. included in the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference in Item 8 of Part II of this report.

* Consolidated Balance Sheets for the years ended December 31, 1995 and 1996 on page 22 of the 1996 Annual report to Stockholders

* Consolidated Statements of Operations for the years ended December 31, 1994, 1995, and 1996, on page 23 of the 1996 Annual Report to Stockholders

* Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996, on page 24 of the 1996 Annual Report to Stockholders

* Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1994, 1995, and 1996 on page 25 of the 1996 Annual Report to Stockholders

* Report of Independent Accountants on page 21 of the 1996 Annual Report to Stockholders

(2) Financial Statement Schedule

The financial statement schedule, Supplemental Schedule II--Allowance for Doubtful Accounts, is filed with this report and appears on page 24.

The Report of Independent Accountants on Financial Statement Schedules is filed with this report and appears on page 25.

All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3) Exhibits

The following is a list of exhibits filed as part of the Form 10-K:

  EXHIBIT
  NUMBER                                 TITLE
-----------        --------------------------------------------------------

    #2.1           Stock Purchase Agreement, dated as of March 19, 1996, by
                   and between the Company and United Healthcare Services,
                   Inc.
    *2.2           Agreement and Plan of Merger, dated as of October 28,
                   1996, by and among the Company, PAI Acquisition Corp.,
                   Prompt Associates, Inc., and certain other signatories
                   thereto.
    *3.1           Restated Articles of Organization of the Company.
    *3.2           Form of Articles of Amendment to the Articles of
                   Organization of the Company.
    *3.3           By-Laws of the Company, as amended and restated.
    **3.1          Articles of Organization of the Company, as amended.
    **3.2          Form of Amended and Restated Articles of Organization of
                   the Company.
    **3.3          By-Laws of the Company.

    **3.4          Form of By-Laws of the Company, as amended and restated.
    **4.1          Specimen stock certificate representing the shares of
                   Common Stock.
    **4.2          Subordinated Note and Common Stock Purchase Agreement,
                   dated as of March 8, 1994, among the Company, Whitney
                   Subordinated Debt Fund, L.P., J.H. Whitney & Co., Lois
                   E. Silverman and Donald J. Larson.
    **4.3          Subordinated Note and Common Stock Purchase Agreement,
                   dated as of March 8, 1994, among the Company, First
                   Union Corporation, Lois E. Silverman and Donald J.
                   Larson.
    **10.1         Employment Agreement, dated as of March 8, 1994, between
                   the Company and Lois E. Silverman.
    **10.2         Employment Agreement, dated as of March 8, 1994, between
                   the Company and Donald J. Larson.
    **10.3         1994 Non-Qualified Stock Option Plan for Non-Employee
                   Directors.
    **10.4         Form of Non-Qualified Stock Option Agreement pursuant to
                   the 1994 Non-Qualified Option Plan for Non-Employee
                   Directors.
    **10.5         1994 Non-Qualified Time Accelerated Restricted Stock
                   Option Plan.
    **10.6         Form of Non-Qualified Stock Option Agreement pursuant to
                   the 1994 Non-Qualified Time Accelerated Restricted Stock
                   Option Plan.
    **10.7         Registration Rights Agreement, dated as of March 8,
                   1994, among the Company, J.H. Whitney & Co., Whitney
                   1990 Equity Fund, L.P., Whitney Subordinated Debt Fund,
                   L.P., First Union Corporation, Lois E. Silverman and
                   Donald J. Larson.
    **+10.8        Software License Agreement between CompReview, Inc. and
                   the Company, dated February 10, 1995.
    **10.9         Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 168 U.S. Route 1, Falmouth, ME 04105.
    **10.10        Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 46 Austin Street, Newtonville, MA 02160.
    **10.11        Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 46 Austin Street, Newtonville, MA 02160.
    **10.12        Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 46 Austin Street, Newtonville, MA 02160.
    **10.13        Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 46 Austin Street, Newtonville, MA 02160.
    **10.14        Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 46 Austin Street, Newtonville, MA 02160.
    **10.15        Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 46 Austin Street, Newtonville, MA 02160.
    **10.16        Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 312 Union Wharf, Boston, MA 02109.
    **10.17        Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 565 Turnpike Street, North Andover, MA 01845.
    **10.18        Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 15A Riverway Place, Bedford, NH 03110.
    **10.19        Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 509 Stillwells Corner Road, Freehold, NJ
                   07728.
    **10.20        Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 732 Thimble Shoals Blvd., Newport News, VA
                   23606.
    **10.21        Lease Agreement, dated January 1, 1994, by and between
                   Colonial Realty Trust and the Company for office space located at 10132 Colvin Run Road, Suite A, Great Falls,
                   VA 22066.
    **10.22        Waiver of Registration Rights and Participation Notice,
                   dated as of March 17, 1995, among the Company and the other parties to the Registration Rights Agreement.

    **10.23        Termination of Management Fee and Amendment to Executive
                   Bonus Plan among the Company, J.H. Whitney & Co.,
                   Whitney 1990 Equity Fund, L.P., Ms. Silverman and Mr.
                   Larson.
    **10.24        1995 Employee Stock Purchase Plan.
    **10.25        Letter dated September 9, 1994 from the Company to
                   Joseph F. Pesce regarding terms of employment.
    #10.26         Letter dated June 30, 1995 from the Company to Joseph F.
                   Pesce regarding continuation of compensation.
    #10.27         Letter dated June 30, 1995 from the Company to John A.
                   McCarthy Jr. regarding continuation of compensation.
    #10.28         Letter dated June 30, 1995 from the Company to Anne E.
                   Kirby regarding continuation of compensation.
    #10.29         Amendment to Employment Agreement, dated as of January
                   24, 1996, between the Company and Lois E. Silverman.
    #10.30         Definitive agreement to acquire Focus HealthCare
                   Management, Inc., dated March 19, 1996, between the
                   Company and United HealthCare Corporation.
    #10.31         Amendment, dated as of March 29, 1996, to Loan
                   Agreement, by and among the Company, First Union
                   National Bank of North Carolina and certain other
                   Lenders, and the First Union National Bank of North
                   Carolina, as Agent.
    **10.32        Landlord Agreement, dated as of March 8, 1994, between
                   Lois E. Silverman and Donald J. Larson, Trustees of
                   Colonial Realty Trust and the Company in favor of First
                   Union National Bank of North Carolina (previously filed as exhibit 4.12).
    **10.33        Loan Agreement, dated as of April 28, 1995, by and among
                   the Company, First Union National Bank of North Carolina and certain other Lenders, and the First Union National
                   Bank of North Carolina, as Agent (previously filed as exhibit 4.23).
    **10.34        Form of Revolving Credit Note issued by the Company to
                   First Union National Bank of North Carolina (previously filed as exhibit 4.24).
    **10.35        Form of Security Agreement between the Company and First
                   Union National Bank of North Carolina (previously filed as exhibit 4.25).
    **10.36        Form of Collateral Assignment of Leases between the
                   Company and First Union National Bank of North Carolina
                   (previously filed as exhibit 4.26).
    **10.37        Form of Trademark Security Agreement between the Company
                   and First Union National Bank of North Carolina
                   (previously filed as exhibit 4.27).
    **10.38        Form of Landlord Agreement between Lois E. Silverman and
                   Donald J. Larson, Trustees of Colonial Realty Trust and the Company in favor of First Union National Bank of North Carolina (previously filed as exhibit 4.28).
    11.1           Statement regarding computation of earnings per share.
    13.1           Excerpts from the Company's 1996 Annual Report to
                   stockholders.
    **16.1         Letter from KPMG Peat Marwick LLP regarding change in
                   principal accountant.
    21.1           List of Subsidiaries.
    23.1           Consent of Arthur Andersen LLP.
    29.1           Financial Data Schedule



------------------------


* Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-90426), as filed on November 7, 1996.


** Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-90426), as filed on March 17, 1995, as amended.


+   Confidential treatment granted.


#   Incorporated by reference to the Annual Report on Form
    10-K for the year ended December 31, 1995, as filed on March 29, 1996.

(b)  Reports on Form 8-K.

Form 8-K, dated January 7, 1997, regarding the acquisition of Prompt Associates, Inc. including audited financial statements for the three years ended December 31, 1995, consolidated pro forma statements of operations of the Company and Prompt for the year ended December 31, 1995 and the nine months ended September 30, 1996.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, therunto duly authorized, on the 28th day of March, 1997.

                                   CRA MANAGED CARE, INC.

                                   By:/s/ JOSEPH F. PESCE
                                   --------------------------
                                   Jospeph F. Pesce
                                   Senior Vice President-Finance and
                                   Administration, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

       Signature                       Title                      Date
       ---------                       -----                      ----

/s/    DONALD J. LARSON     President, Chief Executive        March 28, 1997
-----------------------     Officer and Director
       Donald J. Larson     (Principal Executive Officer

/s/     JOSEPH F. PESCE     Senior Vice President-Finance     March 28, 1997
-----------------------     and Administration, Chief
                             Financial Officer and
                             Treasurer
                             (Principal Financial and
                             Accounting Officer)

/s/ LOIS E. SILVERMAN        Chairman of the Board of          March 28, 1997
-----------------------      Directors
   Lois E. Silverman

/s/ JEFFREY R. JAY           Director                          March 28, 1997
-----------------------
    Jeffrey R. Jay

/s/ GEORGE H. CONRADES       Director                          March 28, 1997
-----------------------
   George H. Conrades

/s/ MITCHELL T. RABKIN       Director                          March 28, 1997
-----------------------
   Mitchell T. Rabkin

                             CRA MANAGED CARE, INC.
                      Allowance for Doubtful Accounts
          for the Years Ended December 31, 1994, 1995 and 1996

                                                                    SCHEDULE II

                                                                                                      BALANCE
                                                   BALANCE                                              THE
                                                     THE        ADDITIONS    ADDITIONS                   AT
                                                     AT        CHARGED TO    ACQUIRED    DEDUCTIONS     END
                                                  BEGINNING     COSTS AND     THROUGH       FROM       OF THE
                                                 OF THE YEAR    EXPENSES    ACQUISITIONS  RESERVES      YEAR
                                                -------------  -----------  -----------  ----------  ----------
Allowance for Doubtful Accounts:
1994                                              $  80,000    $ 353,000   $   --      $   53,000  $  380,000
1995                                                380,000      186,000       --         136,000     430,000
1996                                                430,000    1,213,000    1,735,000   1,211,000   2,167,000

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To CRA Managed Care, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of CRA Managed Care, Inc. incorporated by reference in this Form 10-K and have issued our report thereon dated January 27, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statement schedules is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP
Boston, Massachusetts
January 27, 1997

                               INDEX TO EXHIBITS

  EXHIBIT                                                                                                                    PAGE
  NUMBER                                                                                                                    NUMBER
-----------                                                                                                                 ------
      11.1   Statement regarding calculation of shares used in determining earnings per share and pro forma earnings per share.
      13.1   Excerpts from the Company's 1996 Annual Report to Stockholders.
      21.1   List of Subsidiaries.
      23.1   Consent of Arthur Andersen LLP.
      27.1   Financial Data Schedule