Form 10-Q
period 1997-03-31
CRA MANAGED CARE INC
filed 1997-04-29
CIK 942136

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file 02-25856

                            CRA MANAGED CARE, INC.
             (Exact name of registrant as specified in its charter)

               Massachusetts                            04-2658593)
      (State or other jurisdiction of        (I.R.S. employer identification No.
       incorporation or organization)

    312 Union Wharf, Boston Massachusetts                 02109
    (Address of principal executive offices             (Zip code)


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

                                 Yes {X} No{ }

At April 25, 1997, the registrant had outstanding an aggregate of 8,962,185 shares of its Common Stock, $.01 par value.

                             CRA Managed Care, Inc.

                                     INDEX

                                                                                                             PAGE
                                                                                                             -----
PART I. FINANCIAL INFORMATION

Consolidated Balance Sheet at December 31, 1996 and March 31, 1997 (Unaudited)...................................3

Consolidated Statements of Operations (Unaudited) for the Three Months ended March 31, 1996 and 1997.............4

Consolidated Statements of Cash Flow (Unaudited) for the Three Months Ended March 31, 1996 and 1997..............5

Notes to Consolidated Financial Statements (Unaudited)...........................................................6

Management's Discussion and Analysis of Financial Condition and Results of Operations............................8

PART II. OTHER INFORMATION.......................................................................................10

Signature........................................................................................................11

EXHIBIT INDEX....................................................................................................12


                              CRA Managed Care, Inc.

                            CONSOLIDATED BALANCE SHEETS

                DECEMBER 31, 1996 AND MARCH 31, 1997 (UNAUDITED)

                                                                  DECEMBER         MARCH
ASSETS                                                            31, 1996        31, 1997
--------------------------------------------------------------  -------------  --------------
CURRENT ASSETS:
Cash and cash equivalents.....................................  $   2,596,000  $    1,692,000
Accounts receivable, less allowance for doubtful accounts of
  $2,167,000 and $2,366,000 respectively......................     36,446,000      41,478,000
Prepaid expenses..............................................      1,012,000         939,000
                                                                -------------  --------------
Total current assets..........................................     40,054,000      44,109,000
PROPERTY AND EQUIPMENT, AT COST...............................     20,906,000      22,331,000
Less: Accumulated depreciation and amortization...............     12,016,000      12,765,000
                                                                -------------  --------------
Net property and equipment....................................      8,890,000       9,566,000
GOODWILL, NET.................................................     48,788,000      48,376,000
OTHER ASSETS..................................................        396,000         327,000
                                                                -------------  --------------
                                                                $  98,128,000  $  102,378,000
                                                                -------------  --------------
                                                                -------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Credit Facility...............................................  $   5,700,000  $    6,012,000
Current portion of long-term debt.............................         56,000          40,000
Accounts payable and accrued expenses.........................      7,975,000       7,025,000
Accrued payroll and related expenses..........................      6,663,000       6,280,000
Accrued income taxes..........................................        315,000       1,393,000
                                                                -------------  --------------
Total current liabilities.....................................     20,709,000      20,750,000
LONG-TERM DEFERRED TAX LIABILITIES............................        841,000         841,000
STOCKHOLDERS' EQUITY :
Common stock..................................................         89,000          90,000
Paid-in-capital...............................................     91,234,000      92,347,000
Retained deficit..............................................    (14,745,000)    (11,650,000)
                                                                -------------  --------------
Total stockholders' equity....................................     76,578,000      80,787,000
                                                                -------------  --------------
                                                                $  98,128,000  $  102,378,000
                                                                -------------  --------------
                                                                -------------  --------------

            The accompanying notes are an integral part of these consolidated financial statements.

                            CRA Managed Care, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                                                     1996           1997
                                                                 -------------  -------------
Revenues.......................................................  $  40,225,000  $  54,489,000
Cost of services...............................................     33,422,000     44,571,000
                                                                 -------------  -------------
Gross profit...................................................      6,803,000      9,918,000
General and administrative expenses............................      3,109,000      4,251,000
                                                                 -------------  -------------
Operating income...............................................      3,694,000      5,667,000
Interest expense, net..........................................        194,000        140,000
                                                                 -------------  -------------
Income before income taxes.....................................      3,500,000      5,527,000
Provision for income taxes.....................................      1,453,000      2,432,000
                                                                 -------------  -------------
Net income.....................................................  $   2,047,000  $   3,095,000
                                                                 -------------  -------------
                                                                 -------------  -------------
Earnings per share.............................................  $        0.27  $        0.34
                                                                 -------------  -------------
                                                                 -------------  -------------
Weighted average shares outstanding............................      7,550,000      9,102,000
                                                                 -------------  -------------
                                                                 -------------  -------------

            The accompanying notes are an integral part of these consolidated financial statements.

                             CRA Managed Care, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                                                        1996          1997
                                                                    ------------  ------------
CASH FLOWS FROM OPERATIONS:
Net income........................................................  $  2,047,000  $  3,095,000
Items not requiring cash:
Depreciation of property and equipment............................       453,000       749,000
Amortization of goodwill..........................................       --            415,000
Provision for doubtful accounts...................................        70,000        61,000
Change in assets and liabilities:
Accounts receivable...............................................    (2,654,000)   (5,093,000)
Prepaid expenses, prepaid income taxes and deposits...............       239,000       139,000
Accounts payable, accrued expenses and income taxes...............       495,000      (255,000)
                                                                    ------------  ------------
Cash flows from (used for) operations.............................       650,000      (889,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment................................      (575,000)   (1,425,000)
                                                                    ------------  ------------
Cash flows used for investing activities..........................      (575,000)   (1,425,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under the Credit Facility..........................     4,800,000       312,000
Payment on the Junior Subordinated Notes..........................    (5,000,000)      --
Payment on long-term debt.........................................       --            (16,000)
Proceeds from the sale of Common Stock under employee stock
  purchase plan and stock option plans............................        13,000     1,114,000
                                                                    ------------  ------------
Cash flows from (used for) financing activities...................      (187,000)    1,410,000
                                                                    ------------  ------------
NET DECREASE IN CASH..............................................      (112,000)     (904,000)
                                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................     3,005,000     2,596,000
                                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................  $  2,893,000  $  1,692,000
                                                                    ------------  ------------
                                                                    ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid.....................................................  $     94,000  $    156,000
Income taxes paid.................................................  $    125,000  $    953,000

            The accompanying notes are an integral part of these consolidated financial statements.

                             CRA MANAGED CARE, INC.
                         NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operation and the financial statements and footnotes for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

(1) ACQUISITIONS

    On April 2, 1996, the Company purchased FOCUS HealthCare Management, Inc. ("FOCUS") from United HealthCare Corporation. FOCUS, based in Brentwood, Tennessee, has built and maintains one of the nation's largest workers' compensation preferred provider organization networks.

    On May 29, 1996, the Company acquired all the outstanding capital stock of QMC3, Inc. ("QMC3"). QMC3, based in Denver, Colorado, is a leading managed care services company serving the automobile liability insurance market which was instrumental in helping to obtain the passage of legislation in Colorado and New York enabling the mandatory direction of medical care for automobile accident victims.

    On October 29, 1996, the Company purchased Prompt Associates, Inc. ("Prompt"). Prompt, based in Salt Lake City, Utah, is one of the leading providers of hospital bill audit services to the group health payor community for claims that fall outside of an indemnity carrier's, third-party administrator's or health maintenance organization's network of hospital or outpatient facilities.

(2) PRO FORMA EARNINGS PER SHARE UNDER PENDING ACCOUNTING STANDARD

    The Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share which supersedes Accounting Opinion Bulletin No. 15. SFAS 128 establishes new accounting standards for the presentation of earnings per share whereby primary earnings per share is replaced with "Basic Earnings Per Share" and fully diluted earnings per share is now called "Diluted Earnings Per Share". Under SFAS 128, Basic Earnings Per Share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding and Diluted Earnings Per Share computes the effect of all other outstanding common stock equivalents under the treasury stock method. SFAS 128 is effective for quarterly and annual periods ending after December 15, 1997. Had the Company adopted SFAS 128, Basic Earning Per Share would have been $0.35 and $0.28 for the quarter ended March 31, 1997 and 1996, respectively while Diluted Earnings Per Share would have $0.34 and $0.27 (the same amount as shown on the Company's Consolidated Statement of Operations) for the quarter ended March 31, 1997 and 1996, respectively.

                             CRA MANAGED CARE, INC.
                         NOTES TO FINANCIAL STATEMENTS


(3) Subsequent Event--Proposed Merger With OccuSystems, Inc.

On April 21, 1997, the Company and OccuSystems, Inc. ("OccuSystems") and Concentra Managed Care, Inc. ("Concentra"), a corporation owned by the Company and OccuSystems, entered into an Agreement and Plan of Reorganization (the" Reorganization Agreement"). The Reorganization Agreement contemplates simultaneous mergers (the "Mergers") (i) of OccuSystems with and into Concentra, with Concentra as the surviving corporation of such merger and
(ii) of the newly-formed subsidiary of Concentra into the Company, with the Company as the surviving corporation of such merger. The Mergers will be a tax-free stock for stock exchange to be accounted for as a pooling of interest. The outstanding shares of both companies will be exchanged for new shares in Concentra in the Mergers. OccuSystems' approximately 21.6 million outstanding shares will be exchanged for 57.3% of Concentra while the Company's approximately 9.0 million outstanding shares will be exchanged for 42.7% of Concentra (assuming none of the Company's stockholders exercise appraisal rights).

In connection with the Reorganization Agreement, the Company and OccuSystems granted each other an option to purchase up to 10% of each other's common stock, excercisable upon termination of the Reorganization Agreement in certain circumstances. The Reorganization Agreement provides that, in the event the Mergers are terminated under any such circumstances, the Company or OccuSystems may be required to pay the other a termination fee of $10 million.

    The Mergers remain subject to approval by the companies' stockholders and special meetings for this purpose are expected to be schedule early in the third quarter of 1997. The Mergers are also contingent on the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions.

                             CRA Managed Care, Inc.
                    Management's Discussion and Analysis of
                Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes for the three months ended March 31, 1997 and the year ended December 31, 1996 contained in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

REVENUES

Revenues increased 35.5% in the first quarter of 1997 to $54,489,000 from $40,225,000 in the first quarter of 1996. Field case management revenues increased 12.6% in the first quarter of 1997 to $32,389,000 from $28,765,000 in the first quarter of 1996, while specialized cost containment revenues increased 92.8% in the first quarter of 1997 to $22,100,000 from $11,460,000 in the first quarter of 1996. The field case management revenue growth is primarily attributable growth in revenues from existing service locations and the opening of nine offices subsequent to the first quarter of 1996. The specialized cost containment revenue growth is primarily attributable to the acquisition of FOCUS, QMC3 and Prompt. Excluding these acquisitions, cost containment revenues would have increased approximately 32.4% over 1996. This revenue growth is attributable to growth in retrospective bill review, telephonic case management and claims review services in existing service locations and the addition of 22 service locations subsequent to the first quarter of 1996, excluding the service locations associated with the FOCUS, QMC3 and Prompt acquisitions.

COST OF SERVICES

Cost of services increased 33.4% in the first quarter of 1997 to $44,571,000 from $33,422,000 in the first quarter of 1996 due to an increase in revenues and the acquisitions of FOCUS, QMC3 and Prompt. Cost of services as a percentage of revenue decreased to 81.8% in the first quarter of 1997 compared to 83.1% in the first quarter of 1996. This improvement in gross margin is primarily the result of productivity gains in field case management services coupled with a shift in the Company's revenue mix towards specialized cost containment services, including the services provided by FOCUS, QMC3 and Prompt, which historically have had higher gross profit margins than revenues derived from field case management services.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 36.7% in the first quarter of 1997 to $4,251,000 from $3,109,000 in the first quarter of 1996, or 7.8% and
7.7% as a percentage of revenue for the first quarter of 1997 and 1996, respectively. The increase in general and administrative expenses in 1997 primarily was due to increased expenditures for marketing initiatives, additional investments in the information technology group and general and administrative expense associated with FOCUS and Prompt.

INTEREST EXPENSE

Interest expense decreased $54,000 in the first quarter of 1997 to $140,000 from $194,000 in the first quarter of 1996 due primarily to lower borrowings under the Company's Credit Facility.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes in the first quarter of 1997 of $2,432,000 resulted in an effective tax rate of 44% compared to 41.5% for the first quarter of 1996. The Company expects to continue to provide for its taxes at the higher effective tax rate for the remainder of the year due to the non-deductibility of goodwill amortization associated with the FOCUS and Prompt acquisitions.

                             CRA Managed Care, Inc.
                    Management's Discussion and Analysis of
                Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

Cash flows used for operations was $889,000 for the first three months of 1997 while cash flows generated from operations was $650,000 for the first three months of 1996. During the first three months of 1997, working capital used $5,209,000 of cash due primarily to an increase in accounts receivable of $5,093,000 and a decrease in accounts payable, accrued expenses and income taxes of $255,000 offset by a decrease in prepaid expenses and deposits of $139,000. Accounts receivable increased due to continued revenue growth while accounts payable decreased due the timing of payments, primarily the payment of income taxes. The Company used $1,425,000 of cash to purchase property and equipment during the first three months of 1997, the majority of which was spent on new computer and software technology.

The Company believes that cash flow generated from operations supplemented by short-term borrowings under the Credit Facility, will be sufficient to fund the Company's working capital, capital expenditure and debt service requirements for at least the next twelve months.

                            CRA Managed Care, Inc.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On April 21, 1997, the Company entered into the Reorganization Agreement referred to in Note (3) to the Company's financial statements included in Part I of this report. Exhibit 99 contains a press release made by the Company relating thereto and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 11--Calculation of Shares Used in Determining Earnings Per Share

    Exhibit 99--Press Release Concerning Reorganization Agreement

(b) Reports on Form 8-K

    No current reports on Form 8-K were filed during the three months ended March 31, 1997.

                            CRA Managed Care, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CRA MANAGED CARE, INC.

DATE: APRIL 28, 1997 BY:        BY: /S/ JOSEPH F. PESCE.
                                    -------------------------------------------
                                    JOSEPH F. PESCE
                                    SENIOR VICE PRESIDENT--FINANCE AND
                                      ADMINISTRATION, CHIEF FINANCIAL OFFICER
                                      AND TREASURER

                             CRA MANAGED CARE, INC.

                                 EXHIBIT INDEX

                                                                                                         PAGE
                                                                                                         ----
11 CRA Managed Care, Inc.--Calculation of Shares Used in Determining Earnings Per Share.................   13
99 Press Release Concerning Reorganization Agreement....................................................   14
