Form 10-Q
period 1997-06-30
CRA MANAGED CARE INC
filed 1997-08-11
CIK 942136

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                            Commission file 02-25856

                             CRA MANAGED CARE, INC.
             (Exact name of registrant as specified in its charter)

                       Massachusetts                                             04-2658593
(State or other jurisdiction of incorporation or organization)       (I.R.S. employer identification No.)

        312 Union Wharf, Boston Massachusetts                                       02109
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

                                 Yes {X} No { }

    At August 7, 1997, the registrant had outstanding an aggregate of 9,010,506 shares of its Common Stock, $.01 par value. CRA Managed Care, Inc.

                             CRA Managed Care, Inc.
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets at December 31, 1996 and June 30, 1997 (Unaudited).............................           3

Consolidated Statements of Operations (Unaudited) for the Three and Six Months ended June 30, 1996 and
  1997.....................................................................................................           4

Consolidated Statements of Cash Flow (Unaudited) for the Six Months Ended June 30, 1996 and 1997...........           5

Notes to Consolidated Financial Statements (Unaudited).....................................................           6

Management's Discussion and Analysis of Financial Condition and Results of Operations......................           8

PART II. OTHER INFORMATION.................................................................................          10

Signature..................................................................................................          11

EXHIBIT INDEX..............................................................................................          12

                             CRA Managed Care, Inc.
                          CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 1996 AND JUNE 30, 1997 (UNAUDITED)

                                                                                     DECEMBER          JUNE
                                                                                     31, 1996        30, 1997
                                                                                  --------------  ---------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................................  $    2,596,000  $     --
  Accounts receivable, less allowance for doubtful accounts of $2,167,000 and
    $2,597,000 respectively.....................................................      36,446,000       49,340,000
  Prepaid expenses..............................................................       1,012,000          904,000
                                                                                  --------------  ---------------
    Total current assets........................................................      40,054,000       50,244,000
PROPERTY AND EQUIPMENT, AT COST.................................................      20,906,000       29,143,000
  Less: Accumulated depreciation and amortization...............................      12,016,000       13,751,000
                                                                                  --------------  ---------------
       Net property and equipment...............................................       8,890,000       15,392,000
GOODWILL AND OTHER INTANGIBLES, NET.............................................      48,788,000       85,045,000
OTHER ASSETS....................................................................         396,000          242,000
                                                                                  --------------  ---------------
                                                                                  $   98,128,000  $   150,923,000
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Credit Facility...............................................................  $    5,700,000  $    45,678,000
  Current portion of long-term debt.............................................          56,000           24,000
  Accounts payable and accrued expenses.........................................       7,975,000       12,267,000
  Accrued payroll and related expenses..........................................       6,663,000        7,118,000
  Accrued income taxes..........................................................         315,000        --
                                                                                  --------------  ---------------
    Total current liabilities...................................................      20,709,000       65,087,000
LONG-TERM DEFERRED TAX LIABILITIES..............................................         841,000          841,000
STOCKHOLDERS' EQUITY :
  Common stock..................................................................          89,000           90,000
  Paid-in-capital...............................................................      91,234,000       93,209,000
  Retained deficit..............................................................     (14,745,000)      (8,304,000)
                                                                                  --------------  ---------------
    Total stockholders' equity..................................................      76,578,000       84,995,000
                                                                                  --------------  ---------------
                                                                                  $   98,128,000  $   150,923,000
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------

  The accompanying notes are an integral part of these consolidated financial statements.

                             CRA Managed Care, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                     ----------------------------  -----------------------------
                                                         1996           1997           1996            1997
                                                     -------------  -------------  -------------  --------------
Revenues...........................................  $  44,759,000  $  61,130,000  $  84,984,000  $  115,619,000
Cost of services...................................     36,747,000     49,876,000     70,169,000      94,447,000
                                                     -------------  -------------  -------------  --------------
    Gross profit...................................      8,012,000     11,254,000     14,815,000      21,172,000
General and administrative expenses................      3,636,000      4,922,000      6,745,000       9,173,000
                                                     -------------  -------------  -------------  --------------
    Operating income...............................      4,376,000      6,332,000      8,070,000      11,999,000
Interest expense, net..............................        331,000        357,000        525,000         497,000
                                                     -------------  -------------  -------------  --------------
    Income before income taxes.....................      4,045,000      5,975,000      7,545,000      11,502,000
Provision for income taxes.........................      1,678,000      2,629,000      3,131,000       5,061,000
                                                     -------------  -------------  -------------  --------------
Net income.........................................  $   2,367,000  $   3,346,000  $   4,414,000  $    6,441,000
                                                     -------------  -------------  -------------  --------------
                                                     -------------  -------------  -------------  --------------
Primary earnings per share.........................  $        0.29  $        0.37  $        0.56  $         0.71
                                                     -------------  -------------  -------------  --------------
                                                     -------------  -------------  -------------  --------------
Weighted average shares outstanding................      8,150,000      9,081,000      7,850,000       9,092,000
                                                     -------------  -------------  -------------  --------------
                                                     -------------  -------------  -------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                             CRA Managed Care, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                  (UNAUDITED)

                                                                                          1996           1997
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATIONS:
  Net income........................................................................  $   4,414,000  $   6,441,000
  Items not requiring cash:
    Depreciation of property and equipment..........................................      1,105,000      1,735,000
    Amortization of goodwill and other intangibles..................................        166,000        747,000
    Provision for doubtful accounts.................................................        124,000        134,000
  Change in assets and liabilities:
    Accounts receivable.............................................................     (3,652,000)   (10,954,000)
    Prepaid expenses, prepaid income taxes and deposits.............................       (549,000)       259,000
    Accounts payable, accrued expenses and income taxes.............................      2,623,000      1,803,000
                                                                                      -------------  -------------
      Cash flows from operations....................................................      4,231,000        165,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of FOCUS, QMC3, and FNS, net of cash acquired............................    (21,080,000)   (41,000,000)
  Purchase of property and equipment................................................     (1,229,000)    (3,683,000)
                                                                                      -------------  -------------
      Cash flows used for investing activities......................................    (22,309,000)   (44,683,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under the Credit Facility...............................     (4,300,000)    39,978,000
  Payment on the Junior Subordinated Notes..........................................     (5,000,000)      --
  Payment on other long-term debt...................................................        (15,000)       (32,000)
  Net proceeds from sale of Common Stock............................................     51,840,000       --
  Proceeds from the sale of Common Stock under employee stock purchase plan and
    stock option plans..............................................................      1,475,000      1,976,000
                                                                                      -------------  -------------
      Cash flows from financing activities..........................................     44,000,000     41,922,000
                                                                                      -------------  -------------
NET INCREASE (DECREASE) IN CASH.....................................................     25,922,000     (2,596,000)
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR........................................      3,005,000      2,596,000
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................................  $  28,927,000  $    --
                                                                                      -------------  -------------
                                                                                      -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.....................................................................  $     606,000  $     302,000
  Income taxes paid.................................................................  $   1,559,000  $   5,004,000

  The accompanying notes are an integral part of these consolidated financial statements.

                             CRA Managed Care, Inc.
                         Notes to Financial Statements
                                  (Unaudited)

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

    On June 4, 1997, the Company purchased First Notice Systems, Inc. ("FNS") for $40,000,000 in cash. FNS, based in Boston, Massachusetts, is a leading provider of outsourced call reporting for first notice of loss/injury to the automobile insurance and workers' compensation industries and last year had annual revenues of approximately $9,400,000. In order to finance this acquisition, the Company and First Union Bank signed an amendment to expand the Company's borrowing capacity under the existing Credit Facility to $60,000,000 under similar terms and conditions.

    The acquisition of FNS has been accounted for by the Company as a purchase whereby the basis for accounting for FNS' assets and liabilities are based upon their fair values at the date of acquisition. The preliminary allocation of the purchase price to the assets and liabilities of FNS is as follows:

Pro forma purchase price including fees and expenses:.........................  $41,000,000
  Purchase price allocated to:
    Current assets............................................................    2,074,000
    Property and equipment....................................................    2,852,000
    Assembled workforce.......................................................      717,000
    Customer Lists............................................................      432,000
    Other long term assets....................................................    1,702,000
    Current liabilities.......................................................   (2,629,000)
                                                                                -----------
      Net assets acquired.....................................................    5,148,000
                                                                                -----------
  Excess of cost over fair value of net assets acquired.......................  $35,852,000
                                                                                -----------

    The foregoing purchase price allocation is based upon preliminary information. The final purchase price allocation is contingent upon the final determination of the fair value of the net assets acquired on June 4, 1997, the date of acquisition. Based upon presently available information, the Company does not believe that the final purchase price allocation will materially differ from the preliminary allocation.

                             CRA Managed Care, Inc.
                         Notes to Financial Statements
                                  (Unaudited)

(2) SUPPLEMENTAL PRO FORMA EARNINGS

    Supplemental pro forma earnings per share has been calculated as if the acquisition of FNS had been consummated at January 1, 1997, including the effect of the additional borrowings of $40,000,000 under the Company's Credit Facility to finance the acquisition FNS. Supplemental pro forma revenue, net income and earnings per share for the three months ended June 30, 1997 would have been $63,250,000, $2,862,000 and $0.32, respectively. Supplemental pro forma revenue, net income and earnings per share for the six months ended June 30, 1997 would have been $120,349,000, $5,171,000 and $0.57, respectively.

(3) PRO FORMA EARNINGS PER SHARE UNDER PENDING ACCOUNTING STANDARD

    The Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share which supersedes Accounting Opinion Bulletin No. 15. SFAS 128 establishes new accounting standards for the presentation of earnings per share whereby primary earnings per share is replaced with "Basic Earnings Per Share" and fully diluted earnings per share is now called "Diluted Earnings Per Share". Under SFAS 128, Basic Earnings Per Share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding and Diluted Earnings Per Share computes the effect of all other outstanding common stock equivalents under the treasury stock method. SFAS 128 is effective for quarterly and annual periods ending after December 15, 1997. Had the Company adopted SFAS 128, Basic Earning Per Share would have been $0.37 and $0.30 for the quarters ended June 30, 1997 and 1996, and $0.72 and $0.58 for the six months ended June 30, 1997 and 1996, respectively. Diluted Earnings Per Share would have been $0.37 and $0.29 for the quarter ended June 30, 1997 and 1996, respectively, and $0.71 and $0.56 for the six months ended June 30, 1997 and 1996, respectively (the same amount as shown on the Company's Consolidated Statement of Operations under "Primary Earnings Per Share").

(4) PROPOSED MERGER WITH OCCUSYSTEMS, INC.

    On April 21, 1997, the Company and OccuSystems, Inc. ("OccuSystems") and Concentra Managed Care, Inc. ("Concentra"), a corporation owned by the Company and OccuSystems, entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). The Reorganization Agreement contemplates simultaneous mergers (the "Mergers") (i) of OccuSystems with and into Concentra, with Concentra as the surviving corporation of such merger and (ii) of a newly-formed subsidiary of Concentra into the Company, with the Company as the surviving corporation of such merger. The Mergers will be a tax-free stock for stock exchange to be accounted for as a pooling of interests. The outstanding shares of both companies will be exchanged for new shares in Concentra in the Mergers. OccuSystems' approximately 21.6 million outstanding shares will be exchanged for 57.3% of Concentra while the Company's approximately 9.0 million outstanding shares will be exchanged for 42.7% of Concentra (assuming none of the Company's stockholders exercise appraisal rights).

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

    The Mergers remain subject to approval by the companies' stockholders and special meetings for this purpose are scheduled to be on August 29, 1997.

(4) CREDIT FACILITY

    On June 4, 1997, the Company and First Union Bank signed an amendment to expand the Company's borrowing capacity under the existing Credit Facility to $60,000,000 under similar terms and conditions in order to finance the acquisition of FNS.

                             CRA Managed Care, Inc.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

    THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND FOOTNOTES FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND THE YEAR ENDED DECEMBER 31, 1996 CONTAINED IN THE COMPANY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1997.

REVENUES

    Revenues increased 36.6% in the second quarter of 1997 to $61,130,000 from $44,759,000 in the second quarter of 1996. Field case management revenues increased 15.4% in the second quarter of 1997 to $34,632,000 from $30,005,000 in the second quarter of 1996, while specialized cost containment revenues increased 79.6% in the second quarter of 1997 to $26,498,000 from $14,754,000 in the second quarter of 1996. Revenues increased 36.0% for the six months of 1997 to $115,619,000 from $84,984,000 for the six months of 1996. Field case management revenues increased 14.0% for the six months of 1997 to $67,021,000 from $58,770,000 for the six months of 1996, while specialized cost containment revenues increased 85.4% for the six months of 1997 to $48,598,000 from $26,214,000 for the six months of 1996. The field case management revenue growth is primarily attributable to growth in revenues from existing service locations and the opening of seven offices subsequent to the second quarter of 1996. The specialized cost containment revenue growth is largely attributable to the acquisition of FOCUS, QMC3, Prompt and FNS. Excluding these acquisitions, cost containment revenues for the six months ended June 30, 1997 would have increased approximately 40.2% over 1996. This revenue growth is attributable to growth in retrospective bill review, telephonic case management and claims review services in existing service locations and the addition of 27 service locations subsequent to the second quarter of 1996, excluding the service locations associated with the FOCUS, QMC3, Prompt and FNS acquisitions.

COST OF SERVICES

    Cost of services increased 35.7% in the second quarter of 1997 to $49,876,000 from $36,747,000 in the second quarter of 1996 due to an increase in revenues and the acquisitions of FOCUS, QMC3, Prompt and FNS . Cost of services as a percentage of revenue decreased to 81.6% in the second quarter of 1997 compared to 82.1% in the second quarter of 1996. Cost of services increased 34.6% for the six months of 1997 to $94,447,000 from $70,169,000 for the six months of 1996 due to an increase in revenues and the acquisitions of FOCUS, QMC3, Prompt and FNS . Cost of services as a percentage of revenue decreased to 81.7% for the six months of 1997 compared to 82.6% for the six months of 1996. This improvement in gross margin is primarily the result of a shift in the Company's revenue mix towards specialized cost containment services, including the services provided by FOCUS, QMC3, Prompt and FNS, which historically have had higher gross profit margins than revenues derived from field case management services.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased 35.4% in the second quarter of 1997 to $4,922,000 from $3,636,000 in the second quarter of 1996, or 8.1% as a percentage of revenue for the second quarter of 1997 and 1996. General and administrative expenses increased 36.0% for the six months of 1997 to $9,173,000 from $6,745,000 for the six months of 1996, or 7.9% as a percentage of revenue for the six months of 1997 and 1996. The increase in general and administrative expenses in 1997 primarily was due to increased expenditures for marketing initiatives, continued investment in the information technology group and general and administrative expense associated with FOCUS, Prompt and FNS.

                             CRA Managed Care, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

INTEREST EXPENSE, NET

    Net interest expense increased $26,000 in the second quarter of 1997 to $357,000 from $331,000 in the second quarter of 1996 due primarily to increased outstanding borrowings under the Company's Credit Facility. Net interest expense decreased $28,000 for the six months of 1997 to $497,000 from $525,000 for the six months due primarily to lower outstanding borrowings under the Company's Credit Facility during the period.

PROVISION FOR INCOME TAXES

    The Company's provision for income taxes in the second quarter and six months of 1997 was $2,629,000 and $5,061,000, respectively, and resulted in an effective tax rate of 44% compared to 41.5% for the second quarter and six months of 1996. The Company expects to continue to provide for its taxes at the higher effective tax rate for the remainder of the year due to the non-deductibility of goodwill amortization associated with the FOCUS and Prompt acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows generated from operations was $165,000 for the first six months of 1997 and $4,231,000 for the first six months of 1996. During the first six months of 1997, working capital increased $8,892,000 due primarily to an increase in accounts receivable of $10,954,000 offset by an increase in accounts payable, accrued expenses and income taxes of $1,803,000 and a decrease in prepaid expenses and deposits of $259,000. Accounts receivable increased due to continued revenue growth while accounts payable increased due to the timing of payments. The Company utilized net cash of $41,000,000 in connection with the acquisition of FNS. The Company also utilized $3,683,000 of cash to purchase property and equipment during the first six months of 1997, the majority of which was spent on new computer and software technology.

    The Company believes that cash flow generated from operations supplemented by short-term borrowings under the expanded $60,000,000 Credit Facility, will be sufficient to fund the Company's working capital, capital expenditure and debt service requirements for at least the next twelve months.

                             CRA Managed Care, Inc.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 11--Calculation of Shares Used in Determining Primary Earnings Per Share

(b) Reports on Form 8-K

    Form 8-K, dated June 18, 1997, regarding the acquisition of First Notice Systems, Inc. ("FNS"), including audited financial statements for the two years ended September 30, 1996, consolidated pro forma statements of operations of the Company and FNS for the year ended December 31, 1996 and the three months ended March 31, 1997 and the consolidated pro forma balance sheet of the Company and FNS at March 31, 1997.

                             CRA Managed Care, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CRA MANAGED CARE, INC.

Date: August 7, 1997                            By: /s/ Joseph F. Pesce
                                                ---------------------------------------------
                                                Joseph F. Pesce
                                                Senior Vice President--Finance and
                                                  Administration, Chief Financial Officer
                                                  and Treasurer

                             CRA Managed Care, Inc.

                                 Exhibit Index

                                                                                                                PAGE
                                                                                                                -----
11 CRA Managed Care, Inc.--Calculation of Shares Used in Determining Primary Earnings Per Share............          13